Form 10-K
period 1993-12-31
ARKLA INC
filed 1994-03-28
CIK 7314

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1993
                         Commission File Number 1-3751

                                  ARKLA, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
            (State or jurisdiction of incorporation or organization)

                            EMPLOYER IDENTIFICATION
                            (I.R.S. No. 72-0120530)

                 1600 SMITH, 11th FLOOR, HOUSTON, TEXAS  77002
                    (Address of principle executive office)

                                 (713) 654-5100
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
  Title of each class               Name of Each Exchange on Which Registered
  Common Stock, $.625 par value               New York Stock Exchange
  Convertible Exchangeable Preferred          New York Stock Exchange
  Stock, Series A, Cumulative, $0.10 par value

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

         The aggregate market value of the voting stock held by non-affiliates:
$899,451,548 Common Stock, $.625 par value, based upon the closing sales price on March 15, 1994 as reported on the New York Stock Exchange, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 and excluding stock owned by affiliates. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 122,369,914 shares of Common Stock, $.625 par value, as of March 15, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Arkla, Inc. Annual Report to Stockholders for the fiscal year ended December 31, 1993, are incorporated by reference in Parts I, II and IV herein.

2. Arkla, Inc. definitive Proxy Statement respecting the Annual Meeting of Stockholders to be held on May 10, 1994, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this report) is incorporated by reference.
The Exhibits included in this report are indexed on pages 23 through 24.

                          ARKLA, INC. AND SUBSIDIARIES
                                     PART I

ITEM 1.  BUSINESS.

     Arkla, Inc. (the "Company") was incorporated in 1928 under the laws of the State of Delaware and is principally engaged in the distribution and transmission of natural gas including gathering, storage and marketing of natural gas. See "Natural Gas Distribution" and "Natural Gas Pipeline". The Company previously conducted operations in the exploration and production of natural gas and the radio communications business, but on December 31, 1992, and July 31, 1992, respectively, the Company completed the sale of its exploration and production subsidiary, Arkla Exploration Company ("AEC"), to Seagull Energy Corporation ("Seagull") and completed the sale of its radio communications subsidiary, E.F. Johnson Company ("Johnson"). This terminated the Company's activities in the exploration and production business and in the radio communication business. The Company has also participated in several other acquisitions, dispositions and mergers in recent years, see "Mergers, Acquisitions and Dispositions". The revenue, operating profit and identifiable assets of the natural gas segment exceed 90% of the respective totals for the Company. Accordingly, the Company is not required to report on a "segment" basis, although the Company is organized into, and the following business discussions focus on, two operating units -- Natural Gas Distribution and Natural Gas Pipeline -- to reflect the natural division of the Company's operations.


NATURAL GAS DISTRIBUTION.

     The Company's natural gas distribution business is conducted through its three divisions, Arkansas Louisiana Gas Company ("ALG"), Entex and Minnegasco, and their affiliates. Through these divisions and their affiliates, the Company engages in both the natural gas distribution sales and transport businesses.

     ALG provides service in approximately 624 communities in the states of Arkansas, Louisiana, Oklahoma, Texas and Kansas. The largest communities served through ALG are the metropolitan areas of Little Rock, Arkansas, and Shreveport, Louisiana. In 1993, approximately 71% of ALG's total throughput was composed of sales of gas at retail and approximately 29% was attributable to transportation services. For the same period, in excess of 95% of ALG's supplies were obtained from Arkla Energy Resources Company ("AER Co."), and Mississippi River Transmission Corporation ("MRT"), or through transportation agreements with Arkla Energy Marketing Company ("AEM"). In May of 1993, ALG, AER Co. and UtiliCorp United Inc. ("UtiliCorp", an affiliate of Peoples Natural Gas Company) entered into a definitive agreement pursuant to which the Company expects to sell to UtiliCorp, subject to Federal Energy Regulatory Commission ("FERC") approval, the Kansas distribution properties of ALG together with certain related pipeline assets of AER Co. Upon completion, this sale will terminate the Company's distribution and transmission operations in Kansas.

     Entex provides service in approximately 502 communities in the states of Texas, Louisiana and Mississippi. The largest community served by Entex is the metropolitan area of Houston, Texas. In 1993, approximately 87% of Entex's total throughput was composed of sales of gas at retail and approximately 13% was attributable to transportation services. For the same period, Entex's principal suppliers of gas were Enron Gas Services Corporation, MidCon Texas Pipeline Co., Koch

Gateway Pipeline Company, and certain affiliates of each such company. No other supplier accounted for in excess of 10% of Entex's purchases.

     During a portion of 1993, Minnegasco provided service in 285 communities in the states of Minnesota, Nebraska and South Dakota. The major communities served by Minnegasco in 1993 included Minneapolis, Minnesota and its suburbs; Lincoln, Nebraska; and Sioux Falls, South Dakota. In February 1993, Minnegasco completed the sale of its Nebraska distribution system to UtiliCorp for $75.3 million in cash. In August of 1993, Minnegasco completed the exchange of its South Dakota distribution properties plus $38 million in cash for the Minnesota distribution properties of Midwest Gas, a division of Midwest Power System Inc. ("Midwest"). The UtiliCorp and Midwest transactions terminated Minnegasco's distribution operations outside of Minnesota. In 1993, approximately 95% of Minnegasco's total throughput was composed of sales of gas at retail and approximately 5% was attributable to transportation services.
For the same period, Minnegasco's principal pipeline service providers were Northern Natural Gas Company, Viking Gas Transmission Company, Minnesota Intrastate Transmission System and Natural Gas Pipeline Company of America.
For the same period, Minnegasco's principal suppliers of gas were Pan Alberta Gas, AEM, Northern Natural and Western Gas Marketing. No other supplier of natural gas accounted for more than 10% of Minnegasco's purchases.

     The following table summarizes by state the number of communities and the estimated number of customers served by the Company as of December 31, 1993:

SERVICE AREA LOCATIONS        COMMUNITIES SERVED           NUMBER OF CUSTOMERS

Texas                                  365                      1,160,947
Minnesota                              204                        599,067
Arkansas                               383                        422,187
Louisiana                              179                        261,456
Oklahoma                                94                        115,523
Mississippi                             91                        115,841
Kansas                                  14                         23,001
                                     -----                      ---------
          Total                      1,330                      2,698,022

        The following table summarizes the estimated number of customers served by each of the divisions as of December 31, 1993 and 1992:

                                                       December 31,
                                            ---------------------------------
                                              1993                    1992
                                            ---------               ---------
Customers by Division
 Entex                                      1,359,467               1,342,743
 ALG                                          739,488                 735,494
 Minnegasco(1)                                599,067                 679,428
                                            ---------               ---------
   Total                                    2,698,022               2,757,665



(1) The estimated number of Minnegasco customers for 1992 includes customers in Nebraska and South Dakota. The Nebraska distribution properties were sold in February of 1993, and the South Dakota distribution properties were exchanged for additional Minnesota distribution properties in August of 1993.

        The Company's approximately 53,523 linear miles of gas distribution mains vary in size from one-half inch to 24 inches. Generally, in each of the cities, towns and rural areas it serves, the Company owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises, and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which the Company receives gas from its suppliers are owned, operated and maintained by suppliers, and the distribution facilities of the Company begin at the outlet of the measuring equipment. These facilities include odorizing equipment usually located on the land owned by suppliers and district regulator installations, in most cases located on small parcels of land which are leased or owned by the Company.

        Throughput information for each of the distribution divisions is as follows:

                                                Year Ended December 31,
                                             -------------------------------
Throughput                                   1993         1992         1991
                                             -----        -----        -----
                                                (billions of cubic feet)
Entex                                        252.9        224.9        206.3
ALG                                          126.4        115.3        113.1
Minnegasco                                   138.7        151.5        154.7
                                             -----        -----        -----
    Total                                    518.0        491.7        474.1
                                             =====        =====        =====

         Consolidated revenue, throughput and customer data of the distribution divisions are as follows:



                                               Year Ended December 31
                                               ----------------------
                                               (in millions of dollars)
                                           1993             1992             1991
 Revenue                                   ----             ----             ----
 -------
   Sales                               $2,032.7           $1,787.4         $1,724.0
   Transportation                          21.6               26.4             26.4
   Other                                   22.6               21.4             21.2
                                       --------           --------         --------
      Total                            $2,076.9           $1,835.2         $1,771.6
                                       ========           ========         ========




                                               Year Ended December 31
                                               ----------------------
                                               (billions of cubic feet)

                                           1993             1992             1991
                                           ----             ----             ----
 Throughput
 ----------
   Sales
   Residential                            193.6              185.7            187.1
   Commercial                             126.7              123.9            124.2
   Industrial                             111.7               99.5             77.9
   Sales for resale                        10.2                3.6             12.8
   Transportation                          75.8               79.0             72.1
                                          -----              -----            -----
      Total                               518.0              491.7            474.1
                                          =====              =====            =====





                                                  Year Ended December 31
                                           1993             1992             1991
 Approximate Average No. of                ----             ----             ----
 --------------------------
 Customers
 ---------

    Residential                       2,424,758        2,477,102        2,446,375
    Commercial                          221,103          230,069          226,383
    Industrial                            2,624            2,699            2,736
    Sales for resale                         11                7                8
                                      ---------        ---------        ---------
      Total                           2,648,496        2,709,877        2,675,502
                                      =========        =========        =========

      In almost all of the communities in which it provides service, the city or other relevant governmental body has granted the Company a franchise to serve, and its service is subject to the terms and conditions of the franchise. In most instances the Company's franchise is not exclusive. The rates at which the Company provides service at retail to its residential and commercial customers are, in all instances, subject to regulation by the relevant state public service commissions and, in Texas also by municipalities. The services provided by the Company to its industrial customers are largely unregulated in Texas and Louisiana, and are subject to regulatory supervision of differing degrees in each of the other states. See "Regulation."

NATURAL GAS PIPELINE.

        The Company's transmission activities are conducted by the Arkla Pipeline Group ("APG"). In March 1993, the Company transferred assets, liabilities and service obligations of Arkla Energy Resources ("AER"), a division of the Company, into a newly-formed wholly-owned subsidiary of Arkla, Inc., AER Co., pursuant to an order from FERC approving the transfer. As a result, APG now includes AER Co., an interstate pipeline subsidiary of the Company, MRT, an interstate pipeline subsidiary of the Company and AEM, a subsidiary which serves as the Company's principal natural gas supply aggregator and marketer, and affiliate companies associated with each. Through these subsidiaries, APG engages in both the natural gas sales and transportation businesses. During 1994, the Company plans to spend approximately $39 million to upgrade certain facilities in order to increase deliverability to other interstate pipelines at inteconnects near Perryville, Louisiana. The upgrades are intended to facilitate the creation of a natural gas marketing "hub".

         On June 30, 1993, the Company completed the sale of its intrastate pipeline business as conducted by Louisiana Intrastate Gas Corporation and its subsidiaries, LIG Chemical Company, LIG Liquids Corporation and Tuscaloosa Pipeline (the "LIG Group"), to a subsidiary of Equitable Resources, Inc. ("Equitable") for $191 million in cash. The Company acquired the LIG Group in July of 1989. The LIG Group operated a natural gas pipeline system located wholly within Louisiana. Its total throughput was 103.4 million MMBtu for the six months ended June 30, 1993.

         During 1993, the Company also evaluated strategic alternatives with respect to its interstate pipeline business, ranging from contractual alliances to the sale of all or a portion of such business. In July 1993, based on its evaluation, the Company's Management and Board of Directors concluded that it is in the best interests of the Company's stockholders for the Company to retain full ownership and operating control of its interstate pipeline business.

         In October 1993, the Company made a filing with the FERC which, if approved, would allow the Company to transfer the natural gas gathering assets of AER Co. into a wholly-owned subsidiary to be called Arkla Gathering Services Company ("Arkla Gathering"). Arkla Gathering, if authorized by the FERC, will own and operate 3,500 miles of gathering pipeline which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas. While the scope of the FERC's jurisdiction over Arkla Gathering is unclear, the Company believes that it would not generally be subject to traditional cost-of-service rate regulation.

         Effective as of December 31, 1993, the Company completed a comprehensive settlement agreement with certain subsidiaries of Samson Investment Company pursuant to which a number of outstanding contractual arrangements between the parties were terminated or substantially modified (see "Natural Gas Pipeline" under "Material Changes in the Results of Continuing Operations", included in the 1993 Annual Report to Stockholders and incorporated herein by reference).

         AER Co. owns and operates a natural gas pipeline system located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. As described above under "Natural Gas Distribution", in May of 1993 AER Co. entered into a definitive agreement pursuant to which it expects to sell to UtiliCorp its pipeline assets in Kansas, including the Winfield, Kansas Storage field described below, subject to FERC approval. At December 31, 1993, the AER Co. system consisted of approximately 6,612 miles of transmission lines and approximately 3,500 miles of gathering lines. The AER Co. pipeline system extends generally in an easterly direction from the Anadarko Basin area of the Texas Panhandle and western Oklahoma through the Arkoma Basin area of eastern Oklahoma and Arkansas to the Mississippi River. Additional pipelines extend from east Texas to north Louisiana and central Arkansas, and from the mainline system in Oklahoma and Arkansas to south central Kansas and southwest Missouri. The system has extensive gas gathering facilities throughout the Anadarko and Arkoma Basins, and in east Texas and north Louisiana and also operates various product extraction plants and compressor facilities related to its gas transmission business. AER Co.'s bundled firm and interruptible sales services were eliminated on September 1, 1993 when it "unbundled" these services into the separate components of gas supply, transmission, and storage pursuant to FERC Order 636, see "Regulatory". AER Co.'s peak day gas handled during the 1993/94 heating season was approximately 2.43 billion cubic feet ("Bcf"). The system transports gas for third parties as an "open access" transporter, makes sales of gas directly to end users located along its system, and delivers gas to the Company's distribution divisions for retail sales. In 1993, AER Co.'s throughput totaled 617.5 Bcf which consisted of 9% sales service and 91% transportation service. Approximately 21% of the total throughput was attributable to services provided to ALG, 10% was attributable to services provided to MRT, and 27% was attributable to gas marketed by AEM to other parties. No other customer or supplier accounted for more than 10% of AER Co.'s throughput.

        The MRT system consists of approximately 2,200 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois. This pipeline system includes the "Main Line System," the "East Line," and the "West Line." The Main Line System includes three transmission lines extending approximately 435 miles from Perryville, Louisiana, to the greater St. Louis area. The East Line, also a main transmission line, extends approximately 94 miles from southwestern Illinois to St. Louis. The West Line extends approximately 140 miles from east Texas to Perryville, Louisiana. The system also incudes various other branch, lateral, transmission and gathering lines and compressor stations. During 1993, MRT's throughput totaled 317.6 Bcf which consisted of 19% sales service and 81% transportation service. Approximately half of MRT's total 1993 volumes were delivered to its traditional markets along its system in Missouri, Illinois and Arkansas with the remaining volumes delivered to off-system customers. MRT's bundled firm and interruptible sales services were eliminated on November 1, 1993 when it "unbundled" those services into the separate components of gas supply, transmission, and storage pursuant to FERC Order 636, see "Regulatory". MRT's peak day delivery during the 1993/94 heating season to its traditional market was approximately 950,000 MMBtu, which consisted of 100% transportation volumes. MRT's largest customer is Laclede Gas Company, which serves metropolitan St. Louis and to which MRT provides service under several long-term firm transportation and storage agreements and an agency agreement.

        The Company owns and operates seven gas storage fields. Four storage fields are associated with AER Co.'s pipeline and have a combined maximum deliverability of approximately 600 million cubic Feet ("mmcf") per day and a working gas capacity of approximately 20.3 Bcf. AER Co. also owns a 10% interst in Koch Gateway Pipeline Company's Bistineau storage field which provides an additional 100 mmcf/per day of deliverability and additional working gas capacity of 8 Bcf. The two largest AER Co. storage fields are located in Oklahoma: the Ada field - capable of delivering approximately 330 mmcf per day, and the Chiles Dome field - capable of delivering approximately 200 mmcf per day. The other AER Co. storage fields, Ruston and Collinson, are located near Ruston, La. and Winfield, Kansas. Three storage fields are associated with MRT's pipeline and have a maximum aggregate deliverability of approximately 750 mmcf per day and a working gas capacity of approximately
31 Bcf. The substantial portion of such capacity is located in two fields in north central Louisiana, near Ruston. The other MRT storage field is located at St. Jacob, Illinois. The Company utilizes its gas storage fields primarily to meet peak demands during winter months.

        AEM markets gas on both a short-term (spot) and long-term basis. Pricing may be market-based or fixed. Fixed priced sales (or purchases) are hedged using gas futures contracts or other derivative hedging tools. See Notes 1 and 3 of Notes to Consolidated Financial Statements. AEM supplies are purchased from others on both a short-term and long-term basis. Most supplies are priced on a market sensitive basis. Sales for 1993 were 245 Bcf of which approximately 72% was to unaffiliated parties. Customers are located both on the AER Co. system and other pipelines. Gas is transported to customers using both firm and interruptible transportation.

         All of the APG entities are primarily supplied by gas purchased directly in the field from producers, and in the case of MRT and AEM, also from marketers. During 1993, APG's largest suppliers were Arco Oil and Gas Company, Ward Gas Marketing and Premier Gas Company, which accounted for 8.4%,
5.5%, and 3.7% of APG's purchases, respectively. During 1993, MRT acquired approximately 44% of its supplies from affiliated companies. Substantially all of the gas purchased by AER Co. and AEM is delivered by the suppliers directly into the facilities of AER Co. In excess of 90% of the gas purchased for resale or transportation by MRT is delivered through various transportation arrangements, primarily with Natural Gas Pipeline Company of America,
Trunkline Gas Company, and AER Co. During 1993, approximately 65% of MRT's supplies were transported by AER Co.

        As a result of the transfer of assets, liabilities and service obligations from AER to AER Co., the FERC now has jurisdiction over its interstate pipeline business, including transportation services and certain of AER Co.'s transactions with affiliates of the Company, which historically were subject to state regulatory oversight. The FERC has jurisdiction over MRT with regard to its interstate pipeline business. Sales and services provided by AEM are generally not subject to any form of regulation. See "Regulation."

        The Company sold LIG to Equitable in June, 1993. LIG's results of operations have been excluded from the following data. LIG's operating revenues were $151.1 million for the six months ended June 30, 1993 and $296.2 million and $278.9 million for 1992 and 1991, respectively. LIG's total throughput was
103.4 million MMBtu for the six months ended June 30, 1993 and 244.1 million MMBtu and 240.2 million MMBtu for 1992 and 1991, respectively.

         Consolidated throughput and revenues for APG are as follows:

                                              Year Ended December 31(1)
                                    1993             1992             1991
                                    ----             ----             ----
 Throughput (million MMBtu)
    Sales                          174.8              150.0            229.1
    Transportation                 780.1              752.5            629.8
    Order 636 elimination          (24.2)(2)           --               --
                                   -----              -----            -----
        Total                      930.7              902.5            858.9
                                   =====              =====            =====


 Revenues (in millions of
 dollars)
    Sales                       $  874.2           $  752.9         $  890.9
    Transportation                 138.7              102.0            106.7
                                --------           --------         --------
       Total                    $1,012.9           $  854.9         $  997.6
                                ========           ========         ========


(1) Reported on a consolidated basis for the group. Does not include services provided by one member of the group to another, but includes services provided by members of the group to the Company's distribution division. Generally, sales by AEM of gas transported through AER Co. are treated as transportation, while sales by MRT of gas received through transportation from AER Co. are treated as sales.

(2) Prior to the implementation of unbundled services pursuant to FERC Order 636, AER's and MRT's sales rate covered all related services, including transportation to the customer's facility. Under FERC Order 636, when AER and MRT act as a merchant, the sales transaction is independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also transported by AER and MRT, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.

         During the 1980s, the Company, as most other pipelines, was compelled to resolve a number of significant disputes with its suppliers under contracts which allegedly required the Company to take or, if not taken pay for, quantities of gas in excess of its available sales markets and/or at prices generally above the levels required by such markets. These disputes, generally referred to as "take-or-pay" claims, have been resolved in a number of ways, including both buy-out/buy-downs and payments for gas in advance of its delivery. While the majority of such claims have been settled, the Company is committed, under certain of these settlements, to make additional payments although such commitments are not material to the Company's capital requirements in any year and, in the aggregate, are exceeded by cash inflows under other such agreements. In the third quarter of 1989, the Company recorded a pre-tax Special Charge of $269 million related to these claims.

         The amount shown as "Gas Purchased in Advance of Delivery" in the Company's Consolidated Balance Sheet and the component of "Investments and Other Assets" bearing the same caption (See Note 1 of Notes to Consolidated Financial Statements) represents, in substantial part, amounts paid to suppliers in conjunction with the above referenced settlements. These prepayments for gas were made at varying prices but have been reduced to their estimated net realizable value (which approximates fair value) and, to the extent that the Company is unable to realize at least this amount through sale of the gas as delivered over the life of these agreements, its earnings will be adversely affected, although such impact is not expected to be material in any individual year.

         In addition, the Company's Consolidated Balance Sheet includes an accrual representing its estimate of the amount it will be required to pay in settlement of all remaining claims, including those not yet asserted. While the Company can provide no assurance that such accrual will ultimately prove adequate, in the opinion of Management the shortfall, if any, will be immaterial.

        The Company is committed under certain agreements to purchase certain quantities of gas in the future. At December 31, 1993, the Company had the following gas take commitments under its agreements which are not variable-market-based priced:

                                Volume          Value          Price
                                ------          -----          -----
                              (millions    ($ in millions)   ($/MMBtu)
                               of MMBtu)
             1994                20.6           $52.6          $2.55
             1995                18.7            46.3           2.48
             1996                14.9            37.3           2.50
             1997                13.9            33.6           2.43
          Beyond 1997            17.8           $39.3          $2.21

        At December 31, 1993, the Company had the following gas take commitments under its agreements which are variable-market-based priced, valued using an average spot price of approximately $2.05/MMBtu:


                                                              Average
                              Volume            Value          Price
                              ------            -----         ------
                           (millions of    ($ in millions)   ($/MMBtu)
                              MMBtu)
             1994              75.7            $154.8          $2.04
             1995              11.3              23.9           2.11
             1996               5.4              11.6           2.15
             1997               4.0               8.4           2.12
          Beyond 1997           6.7             $14.2          $2.12



        To minimize the risk from market fluctuations in the price of natural gas and related transportation, the Company enters into futures transactions, swaps and purchases options in order to hedge certain commitments to buy and sell natural gas (see Notes 1 and 3 of Notes to Consolidated Financial Statements).

        To the extent the Company does not have or believes that it may not retain markets for the above volumes of gas which are expected to generate total consideration which equals or exceeds the amounts it is obligated to pay for such volumes, it has established financial reserves. The adequacy of these reserves over the life of the relevant agreements depends upon, among other factors, the spot price of gas at the time such volumes are purchased for resale and the extent to which the Company's existing markets are affected by FERC Order 636, including actions which may be taken by Local Distribution Companies in response to such Order. While the Company can provide no assurance that its reserves will ultimately prove adequate, based on the information currently available, the Company does not anticipate that it will incur losses in conjunction with delivery and resale of the above volumes which are materially in excess of previously recorded financial reserves.


MARKET FACTORS.

         The Company's business is generally affected by a number of market factors, including competition, seasonality and the general economic climate. Increasingly, the activities of the Company's transmission and marketing units are most significantly affected by national trends in these areas. On the other hand, the results of the Company's distribution units continue to be influenced most significantly by local trends in these factors.

         Historically, competition in the sale and transportation of natural gas was limited due to the pervasive nature of the regulation of the industry and the long-term nature of the service obligations assumed by its participants. As a result, the Company's results of operations were largely determined by local factors, including the effects of local regulation. Over the past few years, however, regulatory and economic developments have significantly reduced the influence of such factors, particularly with respect to the Company's transmission and marketing operations. At the federal level, regulations governing natural gas transmission and marketing have been redesigned in order to promote intense competition between natural gas transporters and marketers. From an economic perspective, in recent years the energy industry, including the natural gas industry, has been characterized by a surplus of product deliverability (and, in the case of natural gas transportation in certain locations during certain seasons, a surplus of capacity), which also has increased the level of competition.

        Currently, the Company generally faces competition in all aspects of its operations, both from other companies engaged in the natural gas business and from companies providing other energy products. This has an effect both on the quantity of the services sold by the Company and the prices it receives. At all levels of the industry in which the Company is engaged, competition generally occurs on the basis of price, the ability to meet individual customer requirements, access to supplies and markets and reliability. In the current environment, the ability of the Company to respond to this competition is tied directly to its ability to maintain operational flexibility, achieve low operating costs and maintain continued access to reliable sources of competitively priced gas and a broad range of gas markets.

        The level of competition is especially intense in connection with the services provided by the Company's transmission and marketing units. As a result of fundamental changes in the regulatory environment over the past few years, the natural gas and gas transportation markets in which the Company's pipeline units compete have become increasingly national in scope. In many instances, the gas transported through the Company's pipelines and sold by the Company's marketing units is bound for customers located outside of the Company's historic service areas, where it competes for market share with gas produced from other regions of the United States and, in certain instances, Canada. With respect to the services provided in the Company's historic service areas, the Company's transmission and marketing units are only one of several pipeline systems and natural gas marketers providing service in all or a part of the area. The competitors in such areas are also participants in other markets and as a result, the availability and price of their services are determined by broader factors than simply local conditions. The Company also faces competition in these areas from new entrants.

        These developments have had the effect of increasing the number of competitors and competitive options faced by the Company. As a consequence, changes in the market for natural gas and gas transportation services at the national level increasingly influence the demand and prices paid for the natural gas and gas transportation services offered by the Company. Additionally, to the extent that the customers served by those units are relatively large volume customers using gas to meet industrial or electric power generation requirements, the Company faces significant competition from fuel oil, waste products used as a source of fuel for the generation of process heat or steam, energy conservation products, and, with respect to electric generation customers, low cost energy available to such customers from other electric generators.

        Largely as a result of increasing competition, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to AER Co.'s transactions and balances in 1992, see Note 10 of Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report to Stockholders and incorporated herein by reference. These trends in competition are expected to continue, although not necessarily at the same rate as in the past.

        The Company's distribution units also face competition. As with customers served by the Company's transmission and marketing units, over the last few years the Company's small industrial and large commercial customers served through its distribution units increasingly have been the target of other companies engaged in the natural gas business seeking to sell gas directly or transport third-party gas to such customers served through its distribution units through new facilities, thereby bypassing the facilities installed by the Company to serve such customers. The Company has met such competition by adopting new programs which, in some instances, have provided its competitors with access to its sales customers, but through the use of the Company's facilities. The

Company also faces competition with respect to such customers from fuel oil, electricity, energy conservation products, and in certain instances, liquid petroleum gas.

         While with certain limited exceptions, the Company currently is not in direct competition with any other distributors of natural gas with respect to its existing small commercial and residential customers, the Company nevertheless faces significant competition for such customers from electric utilities and providers of energy conservation products. Moreover, while the Company currently holds franchises in almost all of the communities which it serves, such franchises generally are not by their terms exclusive and competition has been experienced in certain instances as the Company has sought to extend service from existing service areas to geographically adjacent areas.

         In addition to competition, the Company's business also is affected at all levels by seasonality and general economic conditions. Because one of the significant markets for natural gas is use in space heating, demand for natural gas and gas transportation services is generally seasonal in nature. In recent years, the Company's transmission and marketing units have increased the volume of their off-season sales by expanding their markets to include additional industrial users of gas, gas-fired electric generators, and customers seeking gas in the summer to fill storage. Even with increased summer demand, however, the price of natural gas and gas transportation services continues to be seasonal in nature, with prices significantly lower in the summer than in winter. While the Company's distribution units also have sought to increase the level of their off-season sales, the opportunity to do so within their historic service areas is limited.

         General economic conditions also significantly influence the demand for gas. The national demand for gas has increased in recent years and currently is expected to continue to increase in future years. This, in turn, at certain times and in certain market segments has influenced the price for natural gas and gas transportation services. However, this increased demand for gas is somewhat tied to the overall state of economic activity and there can be no assurance that current levels of demand will continue or that, if they continue, they will necessarily have a significant effect on the price of or demand for the Company's products or services. From the perspective of the Company's local distribution units, the economic conditions prevailing in the Company's historic service areas continue to have a significant effect on the results of their operations. Unlike the Company's transmission and marketing units, the local distribution units are not readily able to redirect their activities to other markets when the demand for gas in their local service areas declines. In recent years, the level of economic activity in the areas served by these units has remained relatively stable.


REGULATION.

         The Company's business operations are significantly affected by regulation. This regulation occurs at all levels -- federal, state and local
- -- and has the effect, among other things, of: (i) requiring that the Company seek and obtain certain approvals before it may undertake certain acts, (ii) regulating the level of rates which the Company may charge for certain of its services and products, and (iii) imposing certain conditions on the Company's conduct of its business.

         The Company is most affected by the regulations of the FERC. In 1992, the FERC promulgated its Order 636, a comprehensive revision of its regulations regarding the sale and transportation of natural gas. Of significance to the Company, Order 636 requires interstate pipelines to adopt new terms and conditions of service which (i) eliminate the ability of those pipelines to make sales of gas on terms more advantageous than those which can be offered by other sellers of gas, (ii) provide holders of firm transportation capacity entitlements on those pipelines with the ability essentially to assign those entitlements to third parties, (iii) provide holders of transportation capacity entitlements on those pipelines with the ability freely to change the points at which they deliver gas to or receive gas from such pipelines, subject only to certain operational limitations, and (iv) eliminate the right of local distribution companies to require service from those pipelines in the absence of a contract.

        As promulgated by the FERC, Order 636 is to be implemented through the adoption by each interstate pipeline of conforming changes to the pipeline's tariffs. AER made several compliance filings in 1993 and implemented restructured services effective September 1, 1993. MRT also made several Order 636 compliance filings in 1993 and implemented restructured services on its system November 1, 1993. Pursuant to its restructuring tariff and the requests of its customers, MRT allocated all of its firm system capacity, including firm storage capacity, to its pre-Order 636 sales and transportation customers. In addition to firm and interruptible transportation and storage services, MRT provides unbundled sales and/or agency services in accordance with Order 636 to the majority of MRT's former bundled firm sales customers.

        These changes are likely to increase the level of competition faced by the Company's transmission and marketing units. Third-party sellers of gas will be in a position to compete on an equal footing with the Company's pipelines and marketing units in the sale of long-term, firm supplies of gas. Holders of firm transportation capacity entitlements on the Company's pipelines will be in a position to market their unused capacity rights in direct competition with unused capacity offered by the Company. In addition, Order 636 requires that pipelines offer their services on an "unbundled" basis -- that is, customers must be offered the opportunity to purchase gathering, storage and transmission services separately, rather than as a "bundled" package. As a result, customers will be in a position to pick and choose among the Company's transportation products depending on those customers' individual needs and the availability and pricing of alternate supplies of such services.

        In past periods, pipelines have incurred substantial costs as similar changes in the direction of the FERC's regulations have resulted in significant economic dislocations in the industry. While pipelines were permitted to recover a portion of those costs in their rates, a significant portion ultimately was absorbed by the pipelines without recovery.

        In an effort to avoid a similar outcome in this instance, Order 636 provides that pipelines will be permitted to include in the calculation of their future rates any similar "transition costs" incurred as a result of the changes required by Order 636. In addition, Order 636 authorizes pipelines to formulate their future rates in a manner which is intended to minimize the economic effect which otherwise might result from permitting holders of firm capacity transportation entitlements to compete directly with the pipeline for transportation customers. However, competitive and other economic conditions may prevent pipelines from charging the maximum rates which are designed to reflect all of these costs.

        The changes to the industry brought about by Order 636 also have affected and will continue to affect the business environment in which the Company's local distribution units operate in those geographical areas where gas supplies are delivered on interstate pipelines. The impact is less pronounced in the case of Entex, where a significant portion of supplies are delivered on intrastate pipelines. The Order has increased, and in some cases likely will continue to increase, the number and diversity of potential suppliers and products available to meet the supply needs of each unit. In addition, the requirement that pipelines "unbundle" their services permits the Company's distribution units to avoid the purchase -- and, thus, the cost -- of services which they do not require. On the other hand,the elimination of the right of local distribution companies to require service from interstate pipelines in the absence of a contract will expose local distributors to an increased risk of supply disruption and the potential for increased review from some state regulatory agencies. In addition, the ability of holders of firm transportation capacity entitlements to assign their capacity rights to other parties, coupled with the ability of those holders to change the points at which that capacity is used, likely will increase the competitive pressures faced by local distributors. This is because such provisions will expand the incentives for and capabilities of third parties to build new facilities from nearby pipelines which bypass the existing facilities of the incumbent local distributors.

         Under Order 636, the Company's distribution units have incurred increased costs as a result of the recovery by their pipeline suppliers through their rates of those pipelines' Order 636-related "transition costs". In some cases, the recovery of transition costs remains unresolved. In addition, the ratemaking provisions of Order 636 have increased the fixed costs incurred by distribution companies in reserving firm transportation capacity on their pipeline suppliers. While the Company's distribution units generally expect to be able to recover all of these increased costs in their retail rates, the resulting increases may adversely affect their competitive posture relative to alternate fuels and suppliers.

         The Company is unable to predict at present the extent, if any, to which Order 636 will have an effect on the Company's various operating units. Moreover, the Company notes that nearly all of the regulations promulgated by the FERC in this area since 1985 have been the subject of a substantial amount of litigation, including appeals to various courts, and that several of those regulations have been further modified as a result of such litigation. In line with that history, Order 636 currently is the subject of both further requests for modification and court appeals. Until such time as all such requests for modifications and appeals are resolved, considerable uncertainty will remain in the industry.

         In addition to those matters arising out of Order 636, the Company also is involved in other significant proceedings before the FERC.

         In one such set of proceedings, AER Co. and MRT currently are seeking approval to sell approximately 250 mmcf per day of capacity in AER Co.'s Line AC and certain other facilities to ANR Pipeline Company (ANR Pipeline). During 1992, the FERC approved the sale, subject however to certain conditions. In AER Co.'s opinion, certain of these conditions broaden the scope of the rights to be conveyed to ANR Pipeline substantially beyond those contemplated by AER Co. in the calculation of the purchase price. As a result, AER Co. and MRT have requested that the FERC reconsider that portion of its order, and AER Co., MRT and ANR Pipeline have deferred the closing of the transaction pending the outcome of that request. During 1993, the parties entered into agreements amending the proposed transaction and have requested FERC approval of the amended transaction. The Company currently cannot predict with certainty either the outcome of, nor the timing of the FERC's action on its request. This sale by AER Co. and MRT to ANR Pipeline is also subject to approval by the Federal Trade Commission.

         As circumstances warrant, both AER Co. and MRT regularly seek authorization from the FERC for changes in their rates. Both AER Co. and MRT currently are before the FERC seeking increases in their FERC jurisdictional rates.

         At the state and local level, the primary effect of regulation of the Company relates to the rates charged by the Company's various distribution units for the services they provide to their customers. These services generally include both transportation and sale services. Currently, Minnegasco and ALG have applications for an increase in their local rates pending, respectively, before the appropriate Minnesota, Arkansas, and Oklahoma regulatory agencies.

         In addition to regulation of the Company's distribution rates, state and local regulatory bodies also issue the franchises and certificates of public convenience and necessity which govern most services provided by the Company at retail.

         Regulations at both the federal and state levels also have other effects on the competitive environment in which the Company operates. Historically, the regulatory regimes applicable at both the federal and state level restricted the amount of facilities which could be installed to serve a given customer. Customarily, these regulations did not allow for the construction of "duplicate" facilities by a second supplier to a given customer if the customer already was being adequately served by its existing supplier. Since the mid-1980's, however, these regulatory restrictions gradually have been eroded and other companies competing for the sale or transportation of gas to customers presently served or capable of being served through facilities owned by the Company have been permitted to use existing facilities owned by others or to construct new facilities, thereby entirely bypassing the Company's facilities. In certain instances, these proposals require the advance approval of various regulatory bodies before they may be implemented. In the past, certain such proposals have been approved and, when approved and implemented, have resulted in reductions in the level of services provided by the Company to its customers. In other situations, proposals to bypass facilities owned by the Company have not been approved. The Company is not able at present to predict either the outcome of any current or future proceedings or the effect, if any, which they ultimately may have on the Company.

         Certain business activities of the Company in the United States are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. During 1988, the Company implemented a plan to contain and dispose of polychlorinated biphenyls ("PCB's") which, upon inspection, were found to exist in certain isolated sections of the MRT system. The Company advised the Environmental Protection Agency ("EPA") of the results of MRT's review and its remediation plan. MRT's remediation efforts were completed in 1992 and the EPA has made an inspection of MRT's facilities without raising any additional issues.

         With the acquisition of DEI in November 1990, the Company acquired Minnegasco, a natural gas distribution company headquartered in Minneapolis, Minnesota, which owns or is otherwise associated with a number of sites where manufactured gas plants ("MGPs") were previously operated.

         From the late 1800s to 1960, Minnegasco and its predecessors manufactured gas at a site in Minnesota, located in Minneapolis near the Mississippi River, (the "Minneapolis Site") which site is on Minnesota's Permanent List of Environmental Priorities. Minnegasco is working with the Minnesota Pollution Control Agency to implement an appropriate response action. At this time, however, the specific method and extent of required remediation are not known for the entire site.

         There are six other former MGP sites in Minnesota in the service territory in which Minnegasco operated at December 31, 1993. Of these six sites, Minnegasco believes that three were neither owned nor operated by Minnegasco, two were owned at one time by Minnegasco but were operated by others and are currently owned by others, and one is presently owned by Minnegasco but was operated by others. In addition, there are seven former MGP sites in Nebraska and two in South Dakota in the service territory in which Minnegasco operated at December 31, 1992, but as part of the sale of the Nebraska operations (see "Natural Gas Distribution"), the buyer has assumed liability for five Nebraska sites. Minnegasco had previously disposed of the other two Nebraska sites. The South Dakota sites were not operated by Minnegasco or its predecessors. Minnegasco believes it is not liable for remediation of the Nebraska and South Dakota sites.

         At December 31, 1993, Minnegasco has deferred $1.3 million related to the Minneapolis Site and has estimated a range of $23 million to $89 million for the possible remediation of the Minnesota sites. At December 31, 1993, the Company has an accrual of $26.8 million to cover the probable costs of remediation. In connection with its 1992 rate case, Minnegasco was allowed to recover through rates over five years, without carrying costs, the deferred costs at December 31, 1992, and was allowed $3.1 million annually to cover on-going clean-up costs. In accordance with SFAS 71, a regulatory asset has been recorded equal to the amount accrued.

The Company is pursuing recovery of costs from its insurers and other potentially responsible parties.

        In addition to the Minnesota MGP sites described above, the Company's distribution divisions are investigating the possibility that the Company or predecessor companies may be or may have been associated with other MPG sites in the service territories of the distribution divisions. At the present time, the Company is aware of some plant sites in addition to the Minnesota sites and is investigating certain other locations. While the Company's evaluation of these other MGP sites is in its preliminary stages, it is likely that some compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, as with the Minnesota remediation costs for MGP described herein, the Company expects to provide an appropriate accrual and seek recovery for such remediation costs through rates.

         In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been disposed of improperly. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification.

         To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

         The Company is also subject to laws and regulations concerning pipeline operations and occupational safety, the administration of certain employee benefit plans, and certain other matters. Compliance with these regulations to date has not had a material direct impact on the capital expenditures, earnings or the competitive position of the Company. Inasmuch as such laws and regulations are frequently amended or reinterpreted, the Company is unable to predict the future impact of complying with present or future regulations.

        Other legislative proposals affecting the industry recently have been and may be introduced before the Congress and state legislatures, and the FERC and various state agencies currently have under consideration various policies and proposals, in addition to those discussed above, that may affect the natural gas industry. It is not possible to predict what actions, if any, the Congress, the FERC or the states will take on these matters, or the effect any such legislation, policies, or proposals may have on the activities of the Company.


MERGERS, ACQUISITIONS AND DISPOSITIONS.

         All levels of the natural gas industry -- transmission and marketing, distribution, and exploration and production -- have undergone a number of acquisitions, divestitures and combinations in recent years, and the Company has been a party to several such transactions, including, as previously described, the exchange of Minnegasco's South Dakota distribution properties in August of 1993, the sale of the LIG Group in June of 1993 and the sale of Minnegasco's Nebraska distribution properties in February 1993, and as described more fully below, the sale of the Company's exploration and production business in December 1992, the sale of Dyco Petroleum and the acquisition of The Hunter Company in 1991, its merger with Diversified Energies, Inc. ("DEI") the parent company of Minnegasco in 1990, its acquisition of the LIG Group in 1989 and its merger with Entex in 1988. As previously described, the Company has executed a definitive agreement pursuant to which it expects to sell its Kansas distribution property and certain related pipeline assets in the first half of 1994. The Company reviews possible transactions from time to time and may engage in other business combinations in the future that are not specifically described herein.

         On December 31, 1992, the Company completed the sale of the stock of AEC to Seagull for approximately $397 million in cash (including $7.3 million removed from AEC just prior to closing). This sale terminated the Company's activities in the exploration and production business and, accordingly, in 1992 the Company reclassified the results of operations of AEC to discontinued operations herein and in the accompanying Consolidated Financial Statements.

         The Company previously conducted operations in the radio communications business through Johnson and EnScan, Inc. ("EnScan"), which were acquired in conjunction with the merger with DEI. In early 1992, EnScan merged with Itron, Inc. ("Itron") of Spokane, Washington, of which, after Itron's 1993 issuance of additional common stock in its initial public offering, the Company now owns common stock representing ownership of approximately 18.5% (recorded at approximately $34 million) of the combined enterprise, which is managed by Itron. Based on recent price quotations on the NASDAQ, the market value of the Company's interest is approximately $35.2 million. It is currently the Company's intention to dispose of its investment in the combined enterprise over the next several years at times to be determined principally by economic factors in the markets available for sale or exchange of such interests. In July 1992, the Company sold the stock of Johnson for total consideration of approximately $40 million, receiving cash proceeds of approximately $15 million at closing and retaining an investment currently valued at approximately $5 million.

         In addition to the EnScan and Johnson transactions described above, during recent years, the Company has disposed of substantially all of its non-gas related businesses, including, in late 1992 the sale of the principal assets of Arkla Products Company, which was originally sold as a part of the 1984 sale of Arkla Industries and conducted operations for the Company in the gas grill manufacturing business after it was reacquired by the Company due to Preway Inc.'s default on certain revenue bonds for which the Company was secondarily liable. Prior to its merger with the Company in 1988, Entex similarly disposed of substantially all of its non-gas related assets through the sale in 1986 of certain of the assets of Allied Materials Corporation, and the sale in 1987 of the stock of University Savings Association, Entex Petroleum, Inc., and Big Chief Drilling Company, and certain of the Entex coal properties, with its remaining non-gas subsidiary, Datotek, disposed of by the Company in 1990. For a further discussion of certain of these matters, see
Note 8 of Notes to Consolidated Financial Statements included in the Company's 1993 Annual Report to Stockholders incorporated herein by reference.

EMPLOYEES.

         The Company employs approximately 6,907 persons and has retirement plans for the majority of its employees and maintains contributory group life, medical, dental and disability insurance plans for its employees, as well as certain other benefit plans for its retirees.


ITEM 2.  PROPERTIES.

         The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses.


ITEM 3.  LEGAL PROCEEDINGS.

        On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution in Houston, Texas. The RTC claims that the Company is liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleges that certain former officers and directors of USA are responsible for a breach of contract, breaches of fiduciary duties, negligence and gross negligence in conducting USA's business affairs. The RTC also alleges that Entex, which owned University until 1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to certain USA officers and directors in 1987. Compensatory damages of at least $535 million were originally alleged in the case. Arkla, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. Arkla, Entex and the defendant directors have filed various motions in response to the second amended complaint. Based on a review of the amended complaint and on a review of the materials in Entex's possession related to USA, the Company believes it has meritorious defenses to the RTC claims and intends to vigorously pursue such defenses in this suit. Discovery in the case is continuing, but the Company is not yet able to determine the effect, if any, on the results of operations or financial position of the Company which will result from resolution of this matter.

         On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma.
On behalf of a
purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. The court has not ruled on this motion. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs.
In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim, the Company believes the State Claim is without merit, intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

REGULATION S-K, ITEM 401(B).  EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information concerning the "executive officers" of the Company (as defined by the Securities and Exchange Commission) as of March 10, 1994:

                                                                      BUSINESS EXPERIENCE DURING
         NAME                          AGE                                   PAST 5 YEARS
         ----                          ---                                   ------------
 T. Milton Honea                       61                       President of the Company, 10/93 to
                                                                present,
                                                                Chairman of the Board and Chief
                                                                Executive Officer of the Company,
                                                                12/92 to present,
                                                                Vice Chairman of the Board, 7/92 to
                                                                12/92,
                                                                Executive Vice President of the
                                                                Company, 10/91 to 7/92,
                                                                President and Chief Operating Officer-
                                                                Arkansas Louisiana Gas Company




 Michael B. Bracy                      52                       Executive Vice President and Principal
                                                                Financial Officer of the Company,
                                                                10/91 to present,
                                                                Chief Executive Officer, Arkla
                                                                Pipeline Group and Executive Vice
                                                                President of the Company, 89-91
                                                                President - Arkla Pipeline Group and
                                                                Executive Vice President of the
                                                                Company, 88-89 Executive Vice
                                                                President, Finance & Administration of
                                                                the Company

         NAME                          AGE                            BUSINESS EXPERIENCE DURING
         ----                          ---
                                                                             PAST 5 YEARS
                                                                             ------------
 Hubert Gentry, Jr.                    62                       Senior Vice President and General
                                                                Counsel of the Company, 8/90 to
                                                                present
                                                                Secretary of the Company, 7/92 to
                                                                present
                                                                Executive Vice President and General
                                                                Counsel - Entex





 William H. Kelly                      54                       Senior Vice President Planning and
                                                                Treasurer of the Company, 2/94 to
                                                                present,
                                                                Senior Vice President Planning and
                                                                Investor Relations of the Company,
                                                                10/91 to 2/94,
                                                                Senior Vice President and Chief
                                                                Financial Officer of the Company,
                                                                Senior Vice President, Planning and
                                                                Budgeting of the Company
                                                                Vice President, Finance - Arkla Energy
                                                                Resources





 Rick L. Spurlock                      48                       Senior Vice President, Human Resources
                                                                and Administrative Services of the
                                                                Company, 12/90 to present
                                                                Vice President, Corporate Human
                                                                Resources of the Company
                                                                Vice President, Human Resources -
                                                                Arkla Energy Resources/Arkla
                                                                Exploration Company





 Jack W. Ellis, II                     40                       Vice President and Controller of the
                                                                Company, 12/89 to present
                                                                Controller of the Company
                                                                Assistant Comptroller of the Company

          NAME                         AGE                            BUSINESS EXPERIENCE DURING
          ----                         ---                                   PAST 5 YEARS
                                                                             ------------
 Michael H. Means                      45                       President and Chief Operating
                                                                Officer, Arkansas Louisiana Gas
                                                                Company, 10/91 to present, Vice
                                                                President Arkansas Division, Arkansas
                                                                Louisiana Gas Company




 Howard E. Bell                        60                       President and Chief Operating Officer-
                                                                Entex, 8/88 to present
                                                                Executive Vice President, Distribution
                                                                Operations - Entex




 Michael T. Hunter                     43                       President and Chief Operating Officer
                                                                of Mississippi River Transmission
                                                                Corporation and Executive Vice
                                                                President, Arkla Pipeline Group, 12/89
                                                                to present
                                                                President Mississippi River
                                                                Transmission Corporation, 5/88 to
                                                                12/89
                                                                President and Chief Operating Officer
                                                                Arkla Energy Resources




 Gary N. Petersen                      41                       President and Chief Operating Officer
                                                                of Minnegasco 9/91 to present,
                                                                Executive Vice President and Chief
                                                                Operating Officer of Minnegasco,
                                                                Senior Vice President of DEI and
                                                                Executive Vice President and Chief
                                                                Operating Officer of Minnegasco, Inc.,
                                                                Vice President, Gas Supply and
                                                                Regulatory Administration - Minnegasco





 William A. Kellstrom                  52                       President of Arkla Energy Marketing
                                                                Company, 9/92 to present, President of
                                                                Tenaska Marketing Ventures

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required hereunder applicable to market, number of security holders and dividend history is shown on page 43 of the 1993 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data required hereunder is included on page
26 of the 1993 Annual Report to Stockholders, which data is incorporated herein by reference. For information, if any, concerning accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in selected financial data, see Notes to Consolidated Financial Statements on pages 48 through 64 of the 1993 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The required information is included on pages 26 through 43 of the 1993 Annual Report to Stockholders, which pages are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and auditor's reports are set forth on pages 44 through 65 of the 1993 Annual Report to Stockholders, which pages are incorporated herein by reference.

         Statement of Consolidated Income for the years ended December 31, 1993, 1992, and 1991.

         Consolidated Balance Sheet as of December 31, 1993 and 1992.

         Statement of Consolidated Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

         Statement of Consolidated Cash Flows for the years ended December 31, 1993, 1992 and 1991.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.


         The required supplementary data concerning quarterly results of operations is set forth on page 66 of the 1993 Annual Report to Stockholders, which page is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information appearing under the caption "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act") is incorporated herein by reference. See also "Regulation S-K, Item 401(b)" appearing in Part I of this Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the captions "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 1994, to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the following captions set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 1994 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference: "Voting" and "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing under the caption "Compensation Committee Interlocks and Insider Participation", "Executive Compensation" and "Certain Transactions with Management" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 1994 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) FINANCIAL STATEMENTS

Included under Item 8 are the following financial statements:

Statement of Consolidated Income for the years ended December 31, 1993, 1992 and 1991.

Consolidated Balance Sheet as of December 31, 1993 and 1992.

Statement of Consolidated Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.

Statement of Consolidated Cash Flows for the years ended December 31, 1993, 1992 and 1991.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.


(A)(2) FINANCIAL STATEMENT SCHEDULES                                Page
                                                                    ----
Report of Independent Accountants                                    26
Schedule V - Property, Plant and Equipment                           27
Schedule VI - Accumulated Depreciation,
  Depletion and Amortization of
  Property, Plant and Equipment                                      28
Schedule VIII - Valuation and Qualifying
  Accounts                                                           29
Schedule IX - Short Term Borrowings                                  30
Schedule X - Supplementary Income Statement
         Information                                                 31


        All other schedules for which provision is made in applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or are not applicable.

(A)(3)  EXHIBITS

*        (Asterisk indicates exhibits incorporated by reference herein).
Pursuant to Item 601(b)(4)(iii), the Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

          *3.1 Restated Certificate of Arkla, Inc., dated December 1, 1990, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year 1990.

           3.2   By-Laws of Arkla, Inc., dated March 10, 1993.

          *4.1 Indenture, dated as of December 1, 1986, between the Company and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year 1986.

          *4.2 Indenture, dated as of March 1, 1987, between the Company and The Chase Manhattan Bank, N.A., as Trustee, authorizing 6% Convertible Subordinated Debentures Due 2012, incorporated herein by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (Registration No. 33-14586).

          *4.3 Indenture, dated as of April 15, 1990, between the Company and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 filed on May 1, 1990 (Registration No. 33-23375)

         *10.1 Copy of Deferred Compensation Agreement incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year 1988.

         *10.2 Copy of Deferred Stock Appreciation Agreement incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year 1988.

         *10.3 Executive Supplemental Medical Plan (Page 13 of Proxy Statement, Annual Meeting of Stockholders, May 12, 1987, and incorporated herein by reference).

         *10.4 1982 Nonqualified Stock Option Plan with Appreciation Rights (Form S-8, Registration No. 2-84830, dated July 1, 1983, and incorporated herein by reference).

         *10.5 Nonqualified Executive Disability Income Plan incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year 1988.

         *10.6 Nonqualified Unfunded Executive Supplemental Income Retirement Plan incorporated herein by reference to the Company's Annual Report on Form 10-K for the year 1988.

         *10.7 Unfunded Nonqualified Retirement Income Plan incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the year 1985.

         *10.8 Annual Incentive Award Plan incorporated herein by reference as maintained in the files of the Commission, File No. 1-3751.

         *10.9 Long-Term Incentive Compensation Plan (Form S-8, Registration No. 33-10806, dated December 12, 1986, and incorporated herein by reference).

         *10.10 Service Agreement, by and between Mississippi River Transmission Corporation and Laclede Gas Company, dated August 22, 1989 incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year 1989.

         *10.11 Agreement and Plan of Merger, dated as of July 30, 1990, between Arkla, Inc., Diversified Energies, Inc. and Minnegasco, Inc., incorporated by reference to Exhibit A to the Company's Registration Statement on Form S-4 (Reg. No. 33-27428)

         *10.12 Employment Agreement, dated September, 1989, between the Company and Jimmy L. Terrill, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year 1989.

         *10.13 Employment Agreement, dated July 11, 1990, between Arkla, Inc. and Michael B. Bracy, incorporated herein by reference to
                 Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year 1990.

         10.14 Employment Agreement, dated September 4, 1992, between Arkla, Inc. and William A. Kellstrom.

         10.15 Employment Agreement, dated February 3, 1993 between Arkla, Inc. and Howard E. Bell.

         *10.16 Employment Agreement, dated January 20, 1993, between Arkla, Inc. and Daniel L. Dienstbier, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year 1992.

          10.17 Amendment to Employment Agreement, dated July 20, 1993, between Arkla, Inc. and Daniel L. Dienstbier.

          12     Computation of Ratio of Earnings to Fixed Charges.

          13 The portions of the Annual Report to Stockholders for the year ended December 31, 1993 incorporated by reference into this Form 10-K.

          21     Subsidiaries of the Company.

          23.1   Consent of Coopers & Lybrand.

          24 Powers of Attorney from each Director of Arkla, Inc. whose signature is affixed to this Form 10-K.

         (B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT

              None

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Arkla, Inc.

Our report on the consolidated financial statements of Arkla, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 65 of the 1993 Annual Report to Stockholders of Arkla, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement scheduled listed in the index on page 22 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                     /s/  COOPER & LYBRAND

Houston, Texas
March 24, 1994

                         ARKLA, INC. AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (in thousands of dollars)


          Column                  Column         Column          Column          Column                Column
             A                      B               C              D                E                     F
      --------------          -------------    -----------    ------------    ------------          ------------
                                 Balance                                         Other                 Balance
                                Beginning                                       Changes                End of
      Classification            of Period       Additions      Retirements    Add (Deduct)             Period
      --------------          -------------    -----------    ------------    ------------          ------------
1993

  Natural Gas Pipeline        $   2,020,859    $    32,186    $    (32,558)   $   (190,173)  (1)    $  1,830,314
  Natural Gas Distribution        1,799,125        112,911         (22,458)        (39,015)  (2)       1,850,563
  Corporate & Other                  37,167          1,098            (224)          1,377                39,418
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   3,857,151    $   146,195    $    (55,240)   $   (227,811)         $  3,720,295
                              =============    ===========    ============    ============          ============

1992

  Natural Gas Pipeline        $   2,096,378    $    26,645    $    (59,151)   $    (43,013)  (3)    $  2,020,859
  Natural Gas Distribution        1,785,236        106,158         (81,714)        (10,555)            1,799,125
  Radio Communications               25,518              0               0         (25,518)  (4)               0
  Corporate & Other                  55,824          2,087          (6,457)        (14,287)  (5)          37,167
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   3,962,956    $   134,890    $   (147,322)   $    (93,373)         $  3,857,151
                              =============    ===========    ============    ============          ============

1991

  Natural Gas Pipeline        $   1,976,624    $   133,175    $    (31,958)   $     18,537          $  2,096,378
  Natural Gas Distribution        1,694,783        119,421         (23,847)         (5,121)            1,785,236
  Radio Communications               24,998          3,039          (3,309)            790                25,518
  Corporate & Other                  59,691          2,438            (392)         (5,913)               55,824
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   3,756,096    $   258,073    $    (59,506)   $      8,293          $  3,962,956
                              =============    ===========    ============    ============          ============



(1)  Principally due to the sale of Louisiana Intrastate Gas Corporation.
(2) Principally due to the sale of Nebraska & South Dakota distribution properties.
(3)  Principally due to the discontinuance of SFAS 71 for Arkla Energy
     Resources.
(4)  To reflect the sale of Radio Communications.
(5)  Principally due to the sale of Arkla Products.

                         ARKLA, INC. AND SUBSIDIARIES
      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                           (in thousands of dollars)


           Column                 Column         Column          Column          Column                Column
             A                      B               C              D                E                     F
      --------------          -------------    -----------    ------------    ------------          ------------
                                                Additions
                                 Balance        Charged to                       Other                Balance
                                Beginning        Costs &                        Changes                End of
      Classification            of Period       Expenses      Retirements     Add (Deduct)             Period
      --------------          -------------    -----------    ------------    ------------          ------------
1993

  Natural Gas Pipeline        $     672,978    $    53,447    $    (24,959)   $    (31,018)  (1)    $    670,448
  Natural Gas Distribution          637,823         85,382         (22,439)        (32,823)  (2)         667,943
  Corporate & Other                  22,461          1,457            (222)          1,072                24,768
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   1,333,262    $   140,286    $    (47,620)   $    (62,769)         $  1,363,159
                              =============    ===========    ============    ============          ============

1992

  Natural Gas Pipeline        $     647,946    $    60,106    $    (48,933)   $     13,859   (3)    $    672,978
  Natural Gas Distribution          617,775         81,828         (81,476)         19,696   (3)         637,823
  Radio Communications                3,795              0               0          (3,795)  (4)               0
  Corporate & Other                  25,292          4,201          (4,583)         (2,449)               22,461
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   1,294,808    $   146,135    $   (134,992)   $     27,311          $  1,333,262
                              =============    ===========    ============    ============          ============

1991

  Natural Gas Pipeline        $     617,167    $    55,370    $    (25,077)   $        486          $    647,946
  Natural Gas Distribution          569,324         78,507         (23,780)         (6,276)              617,775
  Radio Communications                 (279)         6,170          (2,789)            693                 3,795
  Corporate & Other                  21,965          4,427            (342)           (758)               25,292
                              -------------    -----------    ------------    ------------          ------------
    Consolidated              $   1,208,177    $   144,474    $    (51,988)   $     (5,855)         $  1,294,808
                              =============    ===========    ============    ============          ============



(1)  Principally due to the sale of Louisiana Intrastate Gas Corporation.
(2) Principally due to the sale of Nebraska & South Dakota distribution properties.
(3)  Principally due to the sale and leaseback of assets.
(4)  To reflect the sale of Radio Communications.

                          ARKLA, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (in thousands of dollars)


                    Column                          Column                  Column              Column            Column
                       A                              B                       C                   D                 E
                  -----------                     ---------       -----------------------     ----------       ----------
                                                                          Additions
                                                                  -----------------------
                                                   Balance        Charged to   Charged to                      Balance at
                                                  Beginning       Costs and      Other                           End of
                  Description                     of Period        Expenses     Accounts      Deductions         Period
                  -----------                     ---------       ----------   ----------     ----------       ----------
     Reserves which are deducted in the
       balance sheet from assets to
       which they apply:

(a)  Allowance for Doubtful Accounts
       Receivable

         Year ended December 31, 1993             $   12,003       $ 10,393    $    744       $    11,844      $   11,296
         Year ended December 31, 1992             $    9,265       $ 12,658    $  1,510       $    11,430      $   12,003
         Year ended December 31, 1991             $   10,123       $  8,027    $  1,689       $    10,574      $    9,265

(b)  Deferred Tax Asset Valuation Allowance

         Year ended December 31, 1993             $    9,997       $     26    $   -          $                $   10,023
         Year ended December 31, 1992             $   18,429       $      3    $   -          $     8,435(2)   $    9,997
         Year ended December 31, 1991(1)          $   10,513       $  7,916    $   -          $                $   18,429

(1)  Beginning balance restated to conform to current year presentation.
(2) Valuation allowance associated with state net operating loss carryforward benefits ("NOL's") of Arkla Exploration Company which was sold in 1992.

                          ARKLA, INC. AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                           (in thousands of dollars)

              Column                         Column         Column          Column           Column             Column
                A                              B              C               D                 E                  F
      ---------------------             ------------       --------   --------------   ---------------        -------------
                                                                          Maximum          Average              Weighted
                                                           Weighted        Amount          Amount               Average
                                            Balance        Average      Outstanding      Outstanding          Interest Rate
      Category of Aggregate                At End of       Interest        During          During                 During
      Short-Term Borrowings                  Period          Rate        the Period      the Period(1)        the Period(2)
      ---------------------             ------------       --------   --------------   ---------------        -------------
   Year 1993
     Notes payable to banks     (3, 4)  $     95,000        4.65%     $      100,000   $       28,368               5.32%
     Note payable to gas
       supplier                         $     20,400           6%     $       20,400   $        -                     -
   Year 1992
     Notes payable to banks     (3, 4)  $      -              -       $      585,000   $      377,592               5.28%
     Payable to holders of
       commercial paper            (4)  $      -              -       $      478,778   $       96,892               4.91%
   Year 1991
     Notes payable to banks        (4)  $    191,476        5.60%     $      270,476   $      140,102               6.32%
     Payable to holders of
       commercial paper            (4)  $    457,200        5.44%     $      492,200   $      398,529               6.66%


(1) Average amount outstanding during the period is computed by dividing the total daily outstanding balance by 365.

(2) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt.

(3) Prior to the creation of the new facility described below, under the terms of a credit agreement with a major money center bank, as agent, and various other commercial banks, a $670 million commitment had been available to the Company on a revolving basis to April 30, 1993. The borrowings under this facility bore interest at a rate mutually agreed upon by the Company and the banks, and could be paid and reborrowed in whole or in part. A commitment fee of 1/2% per year was paid on the unused portion of the facility. There were no borrowings under this facility at December 31, 1992.

    In late March, 1993, the Company established a revolving credit facility which is expected to be the Company's principal source of short-term liquidity. The new facility makes a total commitment of $400 million available to the Company through June 30, 1995. Borrowings under the new facility will bear interest at various rates at the option of the Company. These rates vary with current domestic or Eurodollar money market rates and are subject to adjustment based on the rating of the Company's senior securities by the major rating agencies (debt ratings). In addition, the Company will pay a facility fee to each bank each year, currently 1/2% on the total commitment and subject to decrease based on the Company's debt rating and each bank's level of participation and will pay an incremental rate of 1.5% on outstanding borrowings in excess of $200 million.

(4) All rates represent the effective rate to the Company.

                          ARKLA, INC. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           (in thousands of dollars)





                 Column                                               Column
                    A                                                    B
 ------------------------------------------        ----------------------------------------
                                                         Charged to Costs and Expenses
                                                            Year Ended December 31
                                                   ----------------------------------------
                  Item                                1993           1992           1991
 ------------------------------------------        ----------     ----------     ----------
 1.  Maintenance and Repairs                       $   69,743     $   64,773     $   70,444

 3.  Taxes, other than payroll and
     income taxes:

       Real estate and personal property               42,794         46,186         41,846
       Other corporate                                 51,667         46,258         47,559

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ARKLA, INC.
                                  (Registrant)

                                           By    /s/  T. Milton Honea
                                                     (T. Milton Honea)
                                                Chairman of the Board, President
                                                     and Chief Executive Officer

                                            By    /s/ Michael B. Bracy
                                                     (Michael B. Bracy)
                                                  Executive Vice President
                                                (Principal Financial Officer)

                                             By   /s/ Jack W. Ellis, II
                                                     (Jack W. Ellis, II)
                                                     Vice President and
                                                     Corporate Controller
                                                 (Principal Accounting Officer)

Date:  March 28, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                       Date
- ---------                              -----                       ----

  /s/ T. MILTON HONEA                 Director                  March 28, 1994
     (T. Milton Honea)

  /s/ MICHAEL B. BRACY*               Director
     (Michael B. Bracy)

   /s/ JOE E. CHENOWETH*              Director
      (Joe E. Chenoweth)

/s/ O. HOLCOMBE CROSSWELL*            Director
   (O. Holcombe Crosswell)

  /s/ WALTER A. DeROECK*              Director
     (Walter A. DeRoeck)

/s/ DONALD H. FLANDERS*                Director
   (Donald H. Flanders)

/s/ JAMES O. FOGLEMAN*                 Director
   (James O. Fogleman)

  /s/ JOHN P. GOVER*                   Director
     (John P. Gover)

 /s/ ROBERT C. HANNA*                  Director
    (Robert C. Hanna)

   /s/ MYRA JONES*                     Director
      (Myra Jones)

 /s/ SIDNEY MONCRIEF*                  Director
    (Sidney Moncrief)

  /s/ LARRY C. WALLACE*                Director
     (Larry C. Wallace)

 /s/  D. W. WEIR, SR.*                 Director
     (D. W. Weir, Sr.)



*By  /s/ T. Milton Honea                                          March 28, 1994
        (T. Milton Honea)
        Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 1-3751

                                  ARKLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                            EMPLOYER IDENTIFICATION
                            (I.R.S. NO. 72-0120530)

                 1600 SMITH, 11TH FLOOR, HOUSTON, TEXAS  77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (713) 654-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




                                    EXHIBITS

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER           DESCRIPTION OF EXHIBITS                              PAGES
- ------           -----------------------                              -----
  *3.1   Restated Certificate of Arkla, Inc., dated
         as of December 1, 1990, incorporated herein
         by reference to Exhibit 3.1 to the Company's
         Annual Report on Form 10-K for the year 1990.

   3.2   By-Laws of Arkla, Inc., dated March 10, 1993.

  *4.1 Indenture, dated as of December 1, 1986, between the Company and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.14 to the Company's
         Annual Report on Form 10-K for the
         year 1986.

  *4.2   Indenture, dated as of March 1, 1987,
         between the Company and The Chase
         Manhattan Bank, N.A., as Trustee,
         authorizing 6% Convertible Subordinated
         Debentures Due 2012, incorporated herein by reference to Exhibit 4.20 to the Company's Registration Statement on
         Form S-3 (Registration No. 33-14586).

  *4.3   Indenture, dated as of April 15, 1990,
         between the Company and Citibank, N.A.,
         as Trustee, incorporated herein by
         reference to Exhibit 4.1 of the Company's
         Registration Statement on Form S-3 filed on May 1, 1990 (Registration No. 33-23375).

 *10.1 Copy of Deferred Compensation Agreement in incorporated herein by reference to Exhibit
         10.2 to the Company's Annual Report on Form
         10-K for the year 1988.

 *10.2 Copy of Deferred Stock Appreciation Agreement incorporated herein by reference to Exhibit
         10.3 to the Company's Annual Report on Form
         10-K.

 *10.3   Executive Supplemental Medical Plan (Page 13 of
         Proxy Statement, Annual Meeting of Stockholders,
         May 12, 1987, and incorporated herein by reference).

 *10.4   1982 Nonqualified Stock Option Plan with Appreciation
         Rights (Form S-8, Registration No. 2-84830, dated
         July 1, 1983, and incorporated herein by reference).

                               INDEX TO EXHIBITS

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER           DESCRIPTION OF EXHIBITS                             PAGES
- ------           -----------------------                             -----
 *10.5   Nonqualified Executive Disability Income Plan
         incorporated herein by reference to Exhibit 10.6
         to the Company's Annual Report on Form 10-K for
         the year 1988.

 *10.6   Nonqualified Unfunded Executive Supplemental Income
         Retirement Plan Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year 1988.

 *10.7 Unfunded NonQualified Retirement Income Plan incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the year 1985.
 *10.8 Annual Incentive Award Plan Incorporated herein by reference as maintained in the files of the Commission, File No. 1-3751.

 *10.9   Long-Term Incentive Compensation Plan (Form S-8,
         Registration No. 33-10806, dated December 12,
         1986, and incorporated hereby by reference).

*10.10   Service Agreement, by and between Mississippi River
         Transmission Corporation and Laclede Gas Company, dated August 22, 1989 incorporated herein by reference to Exhibit 10.20 to the Company's Annual
         Report on Form 10-K for the year 1989.

*10.11   Agreement and Plan of Merger, dated as of July 30,
         1990, between Arkla, Inc., Diversified Energies,
         Inc. and Minnegasco, Inc., incorporated by reference to Exhibit A to the Company's Registration Statement on Form S-4 (Reg. No. 33-27428).

*10.12 Employment Agreement, dated September, 1989, between the Company and Jimmy L. Terrill, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year 1989.

*10.13 Employment Agreement, dated July 11, 1990, between the Company and Michael B. Bracy, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year 1990.

                               INDEX TO EXHIBITS

                                                                 SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER           DESCRIPTION OF EXHIBITS                            PAGES
- ------           -----------------------                            -----
 10.14   Employment Agreement, dated September 4, 1992,
         between Arkla, Inc. and William A. Kellstrom.

 10.15 Employment Agreement, dated February 3, 1993 between Arkla, Inc. and Howard E. Bell.

*10.16 Employment Agreement, dated January 20, 1993, between Arkla, Inc. and Daniel L. Dienstbier, incorporated herein by reference to Exhibit
         10.19 to the Company's Annual Report on
         Form 10-K for the year 1992.

 10.17   Amendment to Employment Agreement, dated
         July 20, 1993, between Arkla, Inc. and
         Daniel L. Dienstbier.

 12      Computation of Ratio of Earnings to
         Fixed Charges.

 13      The portions of the Annual Report to
         Stockholders for the year ended
         December 31, 1993 incorporated by
         reference into this Form 10-K.

 21      Subsidiaries of the Company

 23.1    Consent of Coopers & Lybrand

 24      Powers of Attorney from each Director
         of Arkla, Inc. whose signature is
         affixed to this Form 10-K.

