Form 10-Q
period 1994-03-31
ARKLA INC
filed 1994-05-17
CIK 7314

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


               For the Quarter Ended March 31, 1994


                  Commission File Number 1-3751


                        NorAm Energy Corp.
                      (Formerly Arkla, Inc.)
      (Exact name of registrant as specified in its charter)


                 DELAWARE                       72-0120530
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)     Identification Number)


                        NorAm Energy Corp.
                        1600 Smith Street
                      Houston, Texas  77002
             (Address of principal executive offices)


                          (713) 654-5699
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                  at May 11, 1994 - 122,378,250



                 Exhibit Index Appears on Page 20

                              INDEX


                                                       Page

Part I.   Financial Information                          3

     Item 1.   Financial Statements

          Consolidated Balance Sheet - March 31, 1994 and 1993
            and December 31, 1993                        4

          Consolidated Statement of Income - Three Months Ended
            March 31, 1994 and 1993                      5

          Statement of Consolidated Cash Flows - Three Months
            Ended March 31, 1994 and 1993                6

          Notes to Consolidated Financial Statements     7

     Item  2.  Management's  Discussion  and Analysis  of
          Financial Condition and Results of Operations  10


Part II.  Other Information

     Item 1.   Legal Proceedings                         19

     Item 6.   Exhibits and Reports on Form 8-K          20

Signature                                                21

                 Part I.   Financial Information


     The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1993.

     As described elsewhere herein, on May 10, 1994, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation for the purpose of changing the Company's name from Arkla, Inc. to NorAm Energy Corp. Although this name change was not effective as of the date of the accompanying financial statements, the Company's NYSE ticker symbol has been changed and the Company's external communications now use the new name and, therefore, the Company's new name has been used to minimize confusion. Certain of the Company's subsidiaries made corresponding name changes and these changes also have been reflected herein.

                      NorAm Energy Corp. and Subsidiaries
                    (Formerly Arkla, Inc. and Subsidiaries)
                          CONSOLIDATED BALANCE SHEET
                           (in thousands of dollars)
                                  (unaudited)


                 ASSETS               March 31     December 31    March 31
                                         1994         1993          1993
PROPERTY, PLANT AND EQUIPMENT       $ 3,630,942   $ 3,593,861   $ 3,620,967
 Less Accumulated depreciation and    1,362,854     1,327,725     1,282,853
  amortization
                                      2,268,088     2,266,136     2,338,114

INVESTMENTS AND OTHER ASSETS            828,890       856,552     1,077,441

CURRENT ASSETS
  Cash and cash equivalents              14,382        14,910        18,875
  Accounts and notes receivable         381,424       314,487       332,379
  Deferred income taxes                  23,252        12,976        10,383
  Inventories                            59,501       153,815        48,264
  Gas purchased in advance of delivery   29,002        35,998        18,204
  Other current assets                    5,358        16,158        32,603
                                        512,919       548,344       460,708

DEFERRED CHARGES                         53,324        56,756        44,864

  TOTAL ASSETS                      $ 3,663,221   $ 3,727,788   $ 3,921,127


LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' equity
    Preferred stock                 $   130,000   $   130,000   $   130,000
    Common stock                         76,481        76,476        76,411
    Paid-in capital                     867,704       867,641       866,632
    Accumulated deficit                (321,109)     (366,080)     (297,335)
      Total Stockholders' Equity        753,076       708,037       775,708

  Long-term debt, less current        1,622,564     1,629,364     1,698,904
     maturities

CURRENT LIABILITIES
  Current maturities of long-term debt   97,400        97,400       121,971
  Notes payable                               -        95,000            -
  Gas accounts payable                  167,974       267,279       219,432
  Other accounts payable                242,669       190,042       213,368
  Income taxes payable                   32,167        12,912        35,819
  Interest payable                       40,143        44,677        40,396
  General taxes                          49,574        50,111        47,351
  Customers' deposits                    35,421        46,921        35,600
  Other current liabilities             106,626        98,881       114,897
                                        771,974       903,223       828,834
OTHER LIABILITIES AND DEFERRED CREDITS
  Accumulated deferred income taxes     250,069       225,243       228,819
  Other deferred credits and            265,538       261,921       388,862
   noncurrent liabilities
                                        515,607       487,164       617,681

TOTAL LIABILITIES AND STOCKHOLDERS' $ 3,663,221   $ 3,727,788   $ 3,921,127
EQUITY

   The Notes to Financial Statements are an integral part of this statement.

                                                           Page 6

                         NorAm Energy Corp. and Subsidiaries
                       (Formerly Arkla, Inc. and Subsidiaries)
                           CONSOLIDATED STATEMENT OF INCOME
                  (in thousands of dollars except per share amounts)
                                     (unaudited)


                                             Three Months
                                            Ended March 31
                                          1994         1993

     Operating Revenues              $ 1,092,319  $ 1,011,076

     Operating Expenses
       Cost of natural gas purchased, net747,103      666,642
       Operating, maintenance, cost of   130,329      137,845
         sales & other
       Depreciation and amortization      37,748       38,287
       Taxes other than income taxes      31,068       28,658
                                         946,248      871,432

     Operating Income                    146,071      139,644

     Other (Income) and Deductions
       Interest expense, net              42,413       45,540
       Gain from sale of assets                -      (26,836)
       Other, net                          4,681       (4,013)

                                          47,094       14,691

     Income Before Income Taxes           98,977      124,953
     Provision for Income Taxes (Note E)  43,490       48,248
     Income before Extraordinary Item     55,487       76,705

       Extraordinary loss, less taxes          -       (3,411)
     Net Income                           55,487       73,294
       Preferred dividend requirement      1,950        1,950
     Balance Available to Common Stock $  53,537  $    71,344

     Per Share Data:
       Before extraordinary item       $  0.44    $      0.61
       Extraordinary loss, less taxes     -             (0.03)
     Earnings per Common Share         $  0.44    $      0.58

     Average Common Shares
       Outstanding (in thousands)      122,370        122,258
     Cash Dividends per Common Share   $  0.07    $      0.07

    The Notes to Financial Statements are an integral part of this statement.

                         NorAm Energy Corp. and Subsidiaries
                       (Formerly, Arkla, Inc. and Subsidiaries)
                         STATEMENT OF CONSOLIDATED CASH FLOWS
                   Increase(Decrease) in Cash and Cash Equivalents
                              (in thousands of dollars)
                                     (unaudited)


                                                  Three Months
                                                 Ended March 31
                                                1994      1993
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                            $ 55,487   $ 73,294
       Adjustments to reconcile net income to
       cash flow:
         Depreciation and amortization         37,748     38,287
         Deferred income taxes                 14,580     21,892
         Gain from sale of assets                   -    (26,836)
         Extraordinary loss, less taxes             -      3,411
         Other                                   (352)   (12,051)
       Changes in certain assets and
       liabilities, net of noncash
       transactions and the effects of
       acquisitions and
       dispositions (Note F)                    4,566    (86,288)
           Net cash provided by operating     112,029     11,709
           activities

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                   (29,400)   (25,400)
       Sale of distribution properties              -     93,413
       Sale of assets                          12,315          -
       Other, net                               6,299       (670)
           Net cash provided by (used in)     (10,786)    67,343
           investing activities

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Retirements and reacquisitions of       (6,800)   (85,611)
         long-term debt
       Increase in overdrafts                  10,545      9,717
       Other interim debt repayments          (95,000)        -
       Common and preferred stock dividends   (10,516)   (10,508)

           Net cash used in financing        (101,771)   (86,402)
           activities

     Net decrease in cash                        (528)    (7,350)

           Cash and cash equivalents -         14,910     26,225
           beginning of period

           Cash and cash equivalents -       $ 14,382   $ 18,875
           end of period

    The Notes to Financial Statements are an integral part of this statement.

                      Notes to Consolidated Financial Statements


     A.   In the  opinion of Management,  all adjustments (consisting  solely of normal  recurring accruals,  except  as  explicitly described  herein)
          necessary for a  fair presentation  of results of  operations for the periods presented have been included in the accompanying Consolidated
          Financial Statements.  Because of the seasonal nature of the Company's
	         operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved for an entire year.  In the accompanying Consolidated
          Financial  Statements,   certain  prior   period  amounts   have  been
          reclassified to  conform to  current presentation.   At  the Company's
          annual  meeting  of  stockholders  on  May  10,  1994,  the  Company's stockholders  approved a  proposal to change  the Company's  name from
          Arkla,  Inc. to  NorAm  Energy Corp.,  and  certain of  the  Company's
          subsidiaries made  corresponding name changes.   As used  herein, "the
          Company"   refers  to   NorAm  Energy   Corp.  and   its  consolidated
          subsidiaries.

     B. The Company's rate-regulated divisions/subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas and related services delivered but unbilled at the end of each accounting period.

     C. "Investments and other assets" as presented on the accompanying Consolidated Balance Sheet includes the following:
                                         March 31   December 31  March 31
                                           1994        1993        1993
                                              (millions of dollars)
            Goodwill                    $  506.0    $  509.5   $   568.2
            Gas purchased in advance of     56.9        79.7       168.2
              delivery
            Notes receivable                 8.6         8.7        60.1
            Pipeline assets held for        91.0        91.0       125.0
              sale (Note M)
            Other                          166.4       167.7       155.9
                                        $  828.9    $  856.6   $ 1,077.4


          The balance in goodwill decreased from March 31, 1993 to December 31, 1993 due to the approximately $47.8 million of goodwill associated with Louisiana Intrastate Gas Corporation and Subsidiaries which was sold June 30, 1993. The decrease in "Gas purchased in advance of delivery" and "Notes receivable" from March 31, 1993 to December 31, 1993 is principally due to balances which are no longer outstanding as a result of a comprehensive settlement with certain subsidiaries of Samson Investment Company, as further discussed in the Company's 1993 Report on Form 10-K.

     D. "Inventories" as presented on the accompanying Consolidated Balance Sheet includes the following:

                           March 31  December 31  March 31
                             1994        1993       1993


                                (millions of dollars)
     Gas in underground    $  23.3    $  116.7    $    8.5
       storage
     Materials and            35.7        36.8        39.3
       supplies
     Other                     0.5         0.3         0.5
                           $  59.5    $  153.8     $  48.3


          The increase in "Gas in underground storage" at December 31, 1993 in comparison to March 31, 1994 and 1993 is largely a normal seasonal fluctuation, although the March 31, 1994 and the December 31, 1993 balances include approximately $9.9 million and $51.2 million, respectively, of gas attributable to the operations of Mississippi River Transmission Corporation ("MRT"). This gas is being sold to MRT's customers during the first part of 1994 and is being replaced with customer-owned gas in accordance with the provisions of FERC Order 636.

     E.   "Provision  for  income  taxes"  as  presented  in  the   accompanying
          Consolidated Statement of Income includes the following:
                      Three Months
                     Ended March 31
                      1994     1992
                        (millions of
                          dollars)
     Federal
       Current     $  23.7  $  21.9
       Deferred       12.8     21.0
       Investment     (0.2)    (0.2)
        tax credit
     State
       Current         5.4      4.6
       Deferred        1.8      0.9
                   $  43.5  $  48.2

     F. The caption "Changes in certain assets and liabilities, net of noncash transactions and the effects of acquisitions and dispositions" as presented on the accompanying Statement of Consolidated Cash Flows includes the following:
                                  Three Months
                                 Ended March 31
                                 1994      1993
                             (millions of dollars)
     Accounts and notes       $  (66.9)$  (59.5)
       receivable
     Inventories                  94.3     55.8
     Other current assets         12.0     45.5
     Gas accounts payable        (99.3)   (54.5)
     Other accounts payable       42.1    (63.5)
     Income taxes payable         19.2     12.8
     Interest payable             (4.5)   (10.0)
     General taxes payable        (0.5)     0.4
     Customers' deposits         (11.5)    (8.7)
     Other current liabilities     8.8     26.7
     Settlement of gas contract   10.9    (31.3)
       disputes
                              $    4.6 $  (86.3)
     Item 1.   Financial Statements (continued)           Page 12

                Notes to Consolidated Financial Statements (continued)



          All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information:

                             Three Months
                            Ended March 31

                            1994     1993
                             (millions of
                               dollars)
     Cash interest
       payments, net of  $  46.5   $  54.4
       capitalized
       interest
     Net cash income tax
       payments          $   9.2   $  10.9

     G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

     H. In March 1994, the Company announced its intention to offer for sale to the public approximately $100 million of its common stock. The Company has filed a registration statement with the Securities and Exchange Commission (which registration statement is currently under review), and expects that the net proceeds from the offering will be used to retire a portion of the Company's long-term debt.

     I. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $118.7 million, $226.4 million and $140.0 million, respectively, at March 31, 1994, December 31, 1993 and March 31, 1993, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet. In accordance with authoritative accounting guidelines, proceeds from these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows under the category "Cash flows from operating activities".

     J. As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions involving its distribution properties.

     K. As further discussed in the Company's 1993 Report on Form 10-K, in June 1993, the Company completed the sale of Louisiana Intrastate Gas Corporation ("LIG") to a subsidiary of Equitable Resources, Inc., in a transaction which did not qualify for "discontinued operations" accounting treatment. For the three months ended March 31, 1993, LIG's operating revenues and operating income were $69.7 million and $2.8 million, respectively.

     Item 1.   Financial Statements (continued)           Page 13

     L. As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993, respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and MRT implemented restructured services pursuant to FERC Order 636.

     M. In March 1994, the FERC issued an order approving the sale of an ownership interest in 250 MMcf/day of capacity in certain of the Company's natural gas transmission facilities to ANR Pipeline Company ("ANR"), which proposed sale is further discussed in the Company's 1993 Report on Form 10-K. However, the FERC attached certain conditions to the approval which are not acceptable to the Company and ANR, and both parties have filed for rehearing. All amounts advanced to the Company in contemplation of the completion of this sale transaction have been recorded as a liability and the assets subject to the transaction have been segregated as "assets held for sale" and included with "Investments and other assets" in the accompanying Consolidated Balance Sheet, see Note C.

     N. As further discussed in the Company's 1993 Report on Form 10-K, the Company, due in part to its acquisition of Minnegasco in November 1990, is in the process of identifying and providing for remediation of various sites where gas was manufactured from the late 1800's to approximately 1960. The Company has provided an accrual (undiscounted and without regard to potential third-party recoveries) for expected costs of remediation (which largely are expected to be recovered through the regulatory process) based on the latest available information.

          In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly or where mercury from such meters may have leaked or been improperly disposed of. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

          While   the  nature  of  environmental  contingencies  makes  complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations or financial position.

     O.   On October 15,  1992, the Resolution  Trust Corporation ("RTC")  filed suit  in United  States District  Court for  the Southern  District of
          Texas,  Houston  Division,  against  the  Company  for  alleged   harm
          resulting from  the 1989  failure  of University  Savings  Association
          ("USA"), a  thrift institution in Houston, Texas.  The RTC claims that the  Company is liable as a successor-in-interest to Entex, Inc. which merged with  the Company in 1988,  after Entex's sale of  USA in 1987.
          The suit alleges that certain former officers and directors of USA are responsible  for a breach  of contract, breaches  of fiduciary duties, negligence and gross negligence in conducting USA's business  affairs.
          The RTC also alleges that Entex, which owned University until 1987,

     Item 1.   Financial Statements (continued)           Page 14

                Notes to Consolidated Financial Statements (continued)


          was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to certain USA officers and directors in 1987. Compensatory damages of at least $535 million were originally alleged in the case. Arkla, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the Court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. Arkla, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. The Court declined to rule with respect to substantially all the motions, deciding instead to take the arguments and written briefs of the parties under advisement and rule on the motions at a later date. Based on a review of the amended complaint and on a review of the materials in Entex's possession related to USA, the Company believes it has meritorious defenses to the RTC claims and intends to vigorously pursue such defenses in this suit. Discovery in the case is continuing, but the Company is not yet able to determine the effect, if any, on the results of operations or financial position of the Company which will result from resolution of this matter.

          On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. The Court has not ruled on this motion, but has set a hearing date for this motion on May 19, 1994. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim, the Company believes the State Claim is without merit, intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

                            Significant Trends (continued)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                       General

          The Company's principal operations are in natural gas distribution ("Distribution") and natural gas transmission, including gathering and storage ("Pipeline" or "Natural Gas Pipeline"). The Company's legal structure consists of a number of divisions and subsidiaries, all of which are wholly-owned except for Itron, Inc., of which the Company owns common stock representing a fully diluted interest of approximately 15.6%. As further described in the Company's 1993 Report on Form 10-K, during 1993, the Company sold Louisiana Intrastate Gas Corporation and engaged in several transactions with respect to its distribution properties.

                                  Significant Trends

          The Company's results of operations in recent years have shown a trend of increased operating revenues with less than proportionate increases in operating income, largely due to the declining margins in certain portions of the Company's interstate pipeline business, although recent results show an improvement over the historical trend, see the discussion for "Natural Gas Pipeline" under "Material Changes in the Results of Operations" elsewhere herein.

                                 Recent Developments

     Name Change

          At the Company's annual stockholders' meeting on May 10, 1994, the Company's stockholders approved a proposal to change the Company's name from Arkla, Inc. to NorAm Energy Corp., see "Outcome of Annual Stockholders' Meeting Votes" following.

     Proposed Equity Offering

          In March 1994, the Company announced its intention to offer for sale to the public approximately $100 million of its common stock. The Company has filed a registration statement with the Securities and Exchange Commission (which registration statement is currently under review), and expects that the net proceeds from the offering will be used to retire a portion of the Company's long-term debt.

     Sale of Pipeline Facilities

          In March 1994, the FERC issued an order approving the sale of an ownership interest in 250 MMcf/day of capacity in certain of the Company's natural gas transmission facilities to ANR Pipeline Company ("ANR"), which proposed sale is further discussed in the Company's 1993 Report on Form 10-
     K. However, the FERC attached certain conditions to the approval which are not acceptable to the Company and ANR, and both parties have filed for rehearing. All amounts advanced to the Company in contemplation of the completion of this sale transaction have been recorded as a liability and the assets subject to the transaction have been segregated as "assets held for sale" and included with "Investments and other assets" in the

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

                            Significant Trends (continued)


     accompanying Consolidated Balance Sheet, see Note C of the Notes to Consolidated Financial Statements elsewhere herein.

     Outcome of Annual Stockholders' Meeting Votes

          At the Company's annual stockholders' meeting held on May 10, 1994, the Company's stockholders voted on five proposals (in addition to the election of directors) as discussed following, in each case accepting the recommendation of the Company's Board of Directors:

          * The Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation for the purpose of changing the Company's name as described preceding.
          * The Company's stockholders approved a proposal to adopt an Incentive Equity Plan to replace the Company's Long-Term Incentive Plan.
          * The Company's stockholders approved a proposal to implement an employee stock purchase plan.
          *    The  Company's  stockholders  approved  a  proposal  to
               provide restricted stock for nonemployee directors.
          *    The  Company's stockholders  rejected a  proposal which
               would have required prior stockholder approval of agreements providing for the payment of executive compensation in the event of a change in control of the Company.

          These proposals are described in detail in the Company's 1993 Proxy Statement.

     Dividend Declaration

          On May 10, 1994, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on preferred stock, Series A, both payable June 15, 1994 to owners of record on May 23, 1994.


                    Material Changes in the Results of Operations

          The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1993 Report on Form 10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions, competition and, below the operating income line, by the level of its borrowings and interest rates thereon. Following are detailed discussions of material changes in the results of operations by business unit:

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

              Material Changes in the Results of Operations (continued)


       COMPARISON OF THE FIRST QUARTER OF 1994 TO THE FIRST QUARTER OF 1993

                           Quarter Ended
                             March 31
                           1994     1993    Increase(Decrease)
     Operating       (millions of dollars)     $         %
     Income(Loss)
       Pipeline        $   34.9 $   31.7    $  3.2     10.1
        (excluding LIG)
       Distribution       111.4    110.5       0.9      0.8
       Corporate and       (0.2)    (5.4)      5.2     96.3
        Other
         Sub Total        146.1    136.8       9.3      6.8
       LIG                  -        2.8      (2.8)   N/A
         Consolidated  $  146.1 $  139.6    $  6.5      4.7


     NATURAL GAS PIPELINE

          As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993, respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and Mississippi River Transmission Corporation ("MRT") implemented restructured services pursuant to FERC Order 636. As a result of this restructuring of services, certain financial line items and statistical data are not comparable when periods before and after Order 636 implementation are compared.

          In October 1993, the Company made a filing with the FERC which, if approved, would allow the Company to transfer the natural gas gathering assets of NGT into a wholly-owned subsidiary to be called Arkla Gathering Services Company, Inc. ("new company"). The new company, if authorized by the FERC, will own and operate approximately 3,500 miles of gathering pipelines which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas. While the scope of the FERC's jurisdiction over the new company is unclear, the Company believes that the new company would not generally be subject to traditional cost-of-service rate regulation.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

              Material Changes in the Results of Operations (continued)


          The following results and related discussion exclude the results of operations of LIG which was sold effective June 30, 1993, as more fully described in the Company's 1993 Report on Form 10-K. For the quarter ended March 31, 1993, LIG's operating revenues, operating income and total throughput were $69.7 million, $2.8 million and 52.7 million MMBtu, respectively.
                                  Quarter Ended
                                    March 31
                                  1994      1993    Increase(Decrease)
     FINANCIAL RESULTS      (millions of dollars)     $        %
     Gas sales revenue
       Sales to Distribution  $   41.3  $  118.6 $  (77.3)   (65.2)
       Industrial sales and      233.7     165.7     68.0     41.0
        other
         Total gas sales         275.0     284.3     (9.3)    (3.3)
          revenue
     Transportation revenue
       Affiliated                 25.2       5.4     19.8    366.7
       Unaffiliated               40.3      24.8     15.5     62.5
         Total transportation     65.5      30.2     35.3    116.9
          revenue
         Total operating         340.5     314.5     26.0      8.3
          revenue
     Purchased gas cost
       Affiliated                  2.6       0.9      1.7    188.9
       Unaffiliated              250.8     225.4     25.4     11.3
     Operations and               23.8      29.7     (5.9)   (19.9)
      maintenance expense
     Depreciation and             10.7      10.5      0.2      1.9
      amortization
     Other operating expenses,    17.7      16.3      1.4      8.6
      net
       Operating income       $   34.9  $   31.7 $    3.2     10.1


     OPERATING STATISTICS        (million MMBtu)
     Sales to Distribution        25.2      41.4    (16.2)   (39.1)
     Industrial sales and         32.9      34.4     (1.5)    (4.4)
      other
       Total sales                58.1      75.8    (17.7)   (23.4)
     Transportation for           45.2      19.3     25.9    134.2
      Distribution
     Transportation for others   227.4     168.4     59.0     35.0
       Total transportation      272.6     187.7     84.9     45.2
       Less: Order 636           (18.7)      -      (18.7)   N/A
        elimination(1)
         Total throughput        312.0     263.5     48.5     18.4

          (1) Prior to the September 1, 1993 implementation of unbundled services pursuant to FERC Order 636, Pipeline's sales rate covered all related services, including transportation to the customer's facility. After September 1, 1993, when Pipeline acts as a merchant, the sales transaction is independent of (and may not include) the transportation
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

              Material Changes in the Results of Operations (continued)


          of the volume sold. Therefore, when the sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.

          NGT and MRT began offering restructured services pursuant to Order 636 in September and November, 1993, respectively. MRT, in particular, obtained rate design changes pursuant to Order 636 whiich will result in its earnings being less sensitive to changes in volume, effectively shifting earnings from the colder months to the warmer months in comparison to its prior rates. The restructuring of services caused Pipeline's transportation services to make up a larger portion of the overall operating margin than in prior years, particularly with respect to sales and transportation services with Distribution. Principally due to this service restructuring, revenue from sales to Distribution decreased by 65%, while affiliated transportation revenues increased by $19.8 million or 367%. It should be noted that revenue from sales to Distribution includes the cost of the natural gas commodity while transportation revenue does not. Thus, a switch from sales to transportation has the effect of significantly decreasing total revenues, although not necessarily total margin due to the corresponding decrease in the cost of gas purchased. A 41% increase in industrial and other sales was largely attributable to increased third-party sales by the marketing affiliate and significantly higher 1994 spot gas prices which serve to increase the gas cost component of the total sales rate. Unaffiliated transportation revenues increased by 63% due to the effect of the aforementioned shift from sales to transportation service resulting from implementation of Order 636, as well as rate increases obtained by the regulated portion of Pipeline's business.

          Unaffiliated purchased gas cost increased by 11% primarily due to significantly higher Mid-continent spot gas prices which averaged 17% higher than the first quarter of 1993, and a 56% increase in purchase volumes supporting increased sales by the marketing affiliate. These effects more than offset the decline in purchased gas cost due to the shift from sales service to transportation service as discussed preceding. Operation and maintenance expense was 20% below the first quarter of 1993 due to lower transportation fees paid to third-party pipelines under Order
     636. Other operating expenses were 9% above 1993 primarily due to lower 1993 postretirement benefit cost, principally reflecting a timing difference in the recognition of increased costs pursuant to SFAS106 during 1993.

     DISTRIBUTION

          As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions with respect to its distribution properties.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

              Material Changes in the Results of Operations (continued)


                                  Quarter Ended
                                     March 31
                                  1994      1993    Increase(Decrease)
     FINANCIAL RESULTS      (millions of dollars)     $         %
     Natural gas sales        $  825.2  $  730.8  $  94.4       12.9
     Transportation                5.8       6.2     (0.4)      (6.5)
     Other revenue                 7.4       6.8      0.6        8.8
       Total operating revenue   838.4     743.8     94.6       12.7
     Purchased gas cost
       Unaffiliated              435.5     348.1     87.4       25.1
       Affiliated                146.3     151.4     (5.1)      (3.4)
     Operations and maintenance   97.4      90.4      7.0        7.7
      expense
     Depreciation and             21.5      20.4      1.1        5.4
      amortization
     Other operating expenses     26.3      23.0      3.3       14.3

         Operating income     $  111.4  $  110.5  $   0.9        0.8

     OPERATING STATISTICS          (billions of cubic feet)
     Residential sales            89.8      86.1      3.7        4.3
     Commercial sales             50.4      51.2     (0.8)      (1.6)
     Industrial sales             33.0      26.8      6.2       23.1
     Sales for resale              4.1       2.5      1.6       64.0
     Transportation               19.1      22.6     (3.5)     (15.5)
       Total throughput          196.4     189.2      7.2        3.8

          DEGREE DAYS      Normal   1994    1993
          ALG               1,732   1,670   1,758
          Entex               885     886     826
          Minnegasco        3,873   4,236   3,911

          Distribution operating income increased slightly from $110.5 million in the first quarter of 1993 to $111.4 million in the first quarter of 1994, an increase of $0.9 million, reflecting both increased operating revenues and increased operating expenses.

          Operating revenues increased from $743.8 million in  the first quarter of 1993 to $838.4 million in the first quarter of 1994 due primarily to (1)
     colder  1994 weather  in the  service areas  of Minnegasco  and Entex,  (2)
     increased  industrial sales  and  (3) rate  increases obtained  by  ALG and
     Minnegasco.   As a result  of rate design changes  which had the  effect of assigning more  of Minnegasco's revenue  requirements to  the minimum  bill portion  of its overall service rates,  Minnegasco benefitted less from the colder  first quarter  weather  than would  have been  the  case under  the
     previous rate design.   However, these rate  design changes will also  have
     the effect of increasing Minnegasco's earnings in the warmer  months of the
     year.   Total  weather-sensitive residential  and commercial  sales volumes increased 2.9  Bcf from the first  quarter of 1993 to the  first quarter of
     1994, largely due to the colder 1994 weather.   Industrial sales  volume

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

              Material Changes in the Results of Operations (continued)


     increased 6.2 Bcf (23.1%), due primarily to continued improvement in the economic conditions in Entex's service area.

          While purchased gas cost increased as a percent of natural gas sales from the first quarter of 1993 to the first quarter of 1994 largely due to the increased average unit cost of gas, the gross margin on sales improved modestly, increasing approximately in proportion to the increase in total sales volume. Operating expenses, exclusive of purchased gas cost, increased by $11.4 million (8.5%) over the first quarter of 1993 principally due to (1) increased operations and maintenance expense reflecting increased throughput, (2) increased depreciation and amortization expense due to increased investment and (3) increased other operating expenses reflecting, in part, a difference in the method of allocating certain franchise taxes to interim periods.

     CORPORATE AND OTHER

          The $5.2 million decrease in the operating loss from the first quarter of 1993 to the first quarter of 1994 was principally due to increased 1993 expense resulting from amounts accrued under certain employee benefit plans and a decrease in 1994 expense related to the Company's Long-Term Incentive Plan, see "Outcome of Annual Stockholders' Meeting Votes" elsewhere herein.

     CONSOLIDATED

          Net income decreased from $73.3 million in the first quarter of 1993 to $55.5 million in the corresponding quarter of 1994, a decrease of $17.8 million, while (as discussed above) operating income increased by $6.5 million during the same period. The principal reasons for this increased net expense below the operating line were as follows:

          * The inclusion in 1993 results of a $26.8 million pre-tax gain from the sale of the Nebraska distribution properties.
          * The decrease of $8.7 million in "Other, net" for 1994, principally due to the 1994 impact of decreased interest income and appliance service revenue together with an increase in certain regulatory reserves, and a gain from the sale of certain other assets in 1993.

          These unfavorable impacts were partially offset by:

          * The decrease of $3.1 million in first quarter 1994 interest expense, reflecting a reduced level of total debt.
          * The decrease of $4.7 million in the 1994 provision for income taxes, reflecting a reduced level of income before income taxes.
          * The inclusion in 1993 results of a $3.4 million after-tax loss due to premiums on the early retirement of debt.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

                           Liquidity and Capital Resources

          The table below illustrates the sources of the Company's invested capital during the last five years and at March 31, 1994.

                   March 31                   December 31
     INVESTED        1994      1993     1992      1991      1990     1989
     CAPITAL
                                          (millions of dollars)
     Long-Term Debt $ 1,622.6 $ 1,629.4 $ 1,783.1 $ 1,551.5 $ 1,450.2 $ 1,162.3
     Total Equity       753.1     708.0     712.9     948.0   1,115.4     546.1
     Total            2,375.7   2,337.4   2,496.0   2,499.5   2,565.6   1,708.4
     Capitalization
     Short-Term Debt     97.4     192.4     120.0     772.6     712.4     602.3
     Total Invested $ 2,473.1 $ 2,529.8 $ 2,616.0 $ 3,272.1 $ 3,278.0 $ 2,310.7
     Capital

     Long-Term Debt
       as a
       Percent of      68.3%     69.7%     71.4%     62.1%      56.5%     68.0%
       Total

     Capitalization
      Equity as a
      Percent
      of Total         31.7%     30.3%     28.6%     37.9%     43.5%     32.0%

     Capitalization
      Total Debt as a
      Percent of       69.5%     72.0%     72.7%     71.0%     66.0%     76.4%
      Total
      Invested
      Capital

     CASH FLOW ANALYSIS

          The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year.

     Net Cash Flows from Operating Activities

          "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $11.7 million in the first quarter of 1993 to $112.0 million in the first quarter of 1994. This increase of $100.3 million was principally attributable to:

          * Decreased 1994 cash used for accounts payable, principally due to the relatively lower December 31, 1993 accounts payable balance.
          * The 1994 cash inflows from settlement of gas contract disputes, which settlements had resulted in a net outflow in 1993.
          * Increased 1994 cash provided from sale of inventories, principally gas in underground storage.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

                     Liquidity and Capital Resources (continued)


          * Increased 1994 earnings before non-cash charges and credits.

          These favorable impacts were partially offset by:

          * Increased 1994 cash used for gas accounts payable reflecting the decreased level of gas purchased but not yet paid for as of March 31, 1994.
          * Increased 1994 cash used for miscellaneous working capital items.
          * Decreased 1994 cash collections of deferred gas costs reflecting, in part, the transition by NGT and MRT to the provision of services pursuant to FERC's Order 636.

          The accompanying Cash Flow Statement has been prepared in accordance with authoritative accounting guidelines which require the segregation of cash flows into specific categories. Management believes that other groupings  of  cash  flows  may  also be  useful  and  that  the  following information (which amounts are consistent with the Cash Flow Statement) will assist in understanding the Company's sources and uses of cash during the periods presented. This information should not be viewed as a substitute for the Cash Flow Statement nor should the totals or subtotals presented be considered surrogates for totals or subtotals appearing on the Cash Flow Statement.

                                              Three Months
                                             Ended March 31
                                              1994     1993
                                          (millions of dollars)
     Use (Source)
     Settlement of gas contract disputes   $ (10.9) $  31.3
     Capital expenditures                     29.4     25.4
     Common and preferred dividends           10.5     10.5
     Debt retirement                         101.8     85.6
     Change in receivables sold              107.7     72.6
     Increase in overdrafts                  (10.5)    (9.7)

         Selected External Uses of Cash      228.0    215.7

     Less:
       Proceeds from sale of                 (12.3)   (93.4)
        properties/assets
       Change in cash balance                  0.5      7.3


         Cash Generated from Other Sources,$ 216.2  $ 129.6
     Principally Internal

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

                     Liquidity and Capital Resources (continued)


     Net Cash Flows from Investing Activities

          The Company's capital expenditures for continuing operations by business unit for the three months ended March 31, 1994 and 1993 were as follows:
                         Three Months
                        Ended March 31
                         1994     1993    Increase(Decrease)
                  (millions of dollars)     $        %
     Pipeline        $    8.0 $    5.7   $  2.3     40.4
       (excluding LIG)
     Distribution        21.1     18.9      2.2     11.6
     Other                0.3      0.1      0.2    200.0
       Sub Total         29.4     24.7      4.7     19.0
     LIG                  -        0.7     (0.7)   N/A

       Consolidated   $  29.4  $  25.4   $  4.0     15.7


          Capital expenditures increased from $25.4 million in the first quarter of 1993 to $29.4 million in the first quarter of 1994, an increase of $4.0 million, principally due to increased spending in Pipeline and Distribution, largely for normal replacement activities. The Company's capital expenditures for 1994 are currently budgeted at approximately $200 million.

     Net Cash Flows from Financing Activities

          The Company has a revolving credit facility ("Credit Facility") which makes a total commitment of $400 million available to the Company through June 30, 1995 and is collateralized by the stock of MRT and NGT. Borrowings under the Credit Facility bear interest at various rates at the option of the Company. These rates vary with current domestic or
     Eurodollar money market rates and are subject to adjustment based on the rating of the Company's senior securities by the major rating agencies ("debt rating"). In addition, the Company pays a facility fee to each bank annually, currently 1/2% and subject to decrease based on the Company's debt rating, and is required to pay an incremental rate of 1.5% on outstanding borrowings in excess of $200 million. The Company had no borrowings under this facility at March 31, 1994 or April 30, 1994 and, therefore, had $400 million of remaining capacity, which is expected to be adequate to cover the Company's current and projected needs for short-term financing.

          Largely  as a result of the  application of the proceeds received from the Company's recent  divestitures, the Company  has significantly  reduced its level  of  total  debt  and specifically  has  reduced  its  short-term borrowings (its only  significant floating-rate debt)  to very low  levels.
     In order  to manage its  debt portfolio such  that a reasonable  portion is subject to changes in market interest rates and take advantage of available spreads  between  2-3 year  fixed-rate  and 6-12  month  floating-rate debt instruments,  the  Company  has  entered  into  a  number  of  transactions
     generally  described  as  "interest  rate  swaps".    The  terms of these

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (continued)

                     Liquidity and Capital Resources (continued)


     arrangements vary but, in general, specify that the Company will pay an amount of interest on the notional amount of the swap which varies with LIBOR while the other party (a commercial bank) pays a fixed rate. As of March 31, 1994, the Company had entered into $275 million notional amount of these swaps terminating at various dates through February 1997, none of which are "leveraged" and, therefore, they do not represent exposure in excess of that suggested by the notional amount and reported interest rates. At March 31, 1994, the Company's obligation under these arrangements, which is calculated using 6-12 month floating LIBOR, was based on a weighted average interest rate of approximately 4.9%, while the counterparties' obligations were based on a weighted average fixed rate of approximately 5.1%. The Company's performance under these swaps is secured by the stock of MRT and NGT, and the Company is permitted to increase the amount outstanding under such secured arrangements to a total of $350 million, a limitation imposed by the terms of its Credit Facility.

          In accordance with authoritative accounting guidelines, the economic value which transfers between the parties to these swaps is treated as an adjustment to the effective interest rate on the Company's underlying debt securities. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. At March 31, 1994, the unrealized loss associated with these arrangements was approximately $9.9 million and the unamortized gains associated with prior such arrangements was approximately $4.4 million.

          The Credit Facility contains a provision which requires the Company to maintain a specific level of total stockholders' equity, initially set at $675 million at December 31, 1992, and increased annually thereafter by (1) 50% of positive consolidated net income and (2) 75% of the proceeds from any incremental equity offering. The Credit Facility also places a limitation of $2,055 million on total debt, decreasing to $2 billion by January 1995. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, the Company had incremental debt capacity and incremental dividend capacity of $288.5 million and $60.0 million, respectively, at March 31, 1994.

     Commitments

          The Company had capital commitments of less than $10 million at March 31, 1994, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1993 Annual Report on Form 10-K, the Company is committed, under certain gas purchase claim settlements, to make additional payments and has commitments under certain of its leasing arrangements.

     CONTINGENCIES

          Pending Sale Transaction. As discussed in the Company's 1993 Report on Form 10-K, the Company has refunded $34 million to a third-party in conjunction with a proposed transaction related to capacity in Line AC and may be required to refund additional amounts, see "Sale of Pipeline Facilities" elsewhere herein.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)

                     Liquidity and Capital Resources (continued)


          Letters of Credit. At March 31, 1994, the Company was obligated for $5.5 million under a letter of credit related to its sale of AEC and $23.3 million under other letters of credit which are incidental to its ordinary business operations.

          Indemnity Provisions. As discussed in the Company's 1993 Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

          Sale of Receivables. As discussed in the Company's 1993 Report on Form 10-K, certain of the Company's receivables are collateral for receivables which have been sold.

          Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1993 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its hedging activities.

          Gas Purchase Claims. As discussed in the Company's 1993 Report on Form 10-K, the Company continues to be a party to claims involving its gas purchase contracts, for which the Company has provided an accrual it believes to be adequate although, given the nature of these claims and potential claims, the Company can provide no assurance that additional charges will not ultimately result.

          Environmental. As more fully described in the Company's 1993 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

          In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been improperly disposed of. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

          While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations or financial position.

          Litigation. The Company is party to litigation which arises in the normal course of business. See "Legal Proceedings" elsewhere herein.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             (continued)



                             Part II.  Other Information

     Item 1.  Legal Proceedings

          On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution in Houston, Texas. The RTC claims that the Company is liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleges that certain former officers and directors of USA are responsible for a breach of contract, breaches of fiduciary duties, negligence and gross negligence in conducting USA's business affairs. The RTC also alleges that Entex, which owned University until 1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to certain USA officers and directors in 1987. Compensatory damages of at least $535 million were originally alleged in the case. Arkla, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the Court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. Arkla, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. The Court declined to rule with respect to substantially all the motions, deciding instead to take the arguments and written briefs of the parties under advisement and rule on the motions at a later date. Based on a review of the amended complaint and on a review of the materials in Entex's possession related to USA, the Company believes it has meritorious defenses to the RTC claims and intends to vigorously pursue such defenses in this suit. Discovery in the case is continuing, but the Company is not yet able to determine the effect, if any, on the results of operations or financial position of the Company which will result from resolution of this matter.

          On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. The Court has not ruled on this motion, but has set a hearing date for this motion on May 19, 1994. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim")

     Item 1.   Legal Proceedings (continued)              Page 28


     filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim, the Company believes the State Claim is without merit, intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

     Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                      SIGNATURES


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NorAm Energy Corp.
                                             (formerly, Arkla, Inc.)
                                             (Registrant)



                                        By:  Jack W. Ellis II

                                             Jack W. Ellis II
                                             Vice President & Controller





     Dated    May 16, 1994