Form 10-K/A
NORAM ENERGY CORP
filed 1994-06-30
CIK 7314

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-K/A


          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1993
                  Commission File Number 1-3751

            NORAM ENERGY CORP. (formerly Arkla, Inc.)
      (Exact name of registrant as specified in its charter)

                             Delaware
     (State or jurisdiction of incorporation or organization)

                     EMPLOYER IDENTIFICATION
                     (I.R.S. No. 72-0120530)

    1600 Smith Street, P. O. BOX 2628, HOUSTON, TX  77252-2628
             (Address of principle executive office)

                          (713) 654-5699
       (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
            Title of each class             on Which Registered
      Common Stock, $4.62 par value       New York Stock Exchange
      Convertible Exchangeable Preferred  New York Stock Exchange
        Stock Series A, Cumulative,
              $0.10 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K (   )

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

               DOCUMENTS INCORPORATED BY REFERENCE

1. Arkla, Inc. Annual Report to Stockholders for the fiscal year ended December 31, 1993, is incorporated by reference in Parts I, II and IV herein.

2. Arkla, Inc. definitive Proxy Statement respecting the Annual Meeting of Stockholders held on May 10, 1994, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in items 10, 11, 12 and 13 of Part III of this report) is incorporated by reference.

      The Exhibits included in this report are indexed on pages
      25 through 26.

                        NORAM ENERGY CORP.
                       Index to Form 10-K/A


                                                           Page

Exhibit 28.1    Annual Report on Form 11-K for the
                NorAm Energy Corp. Employee Savings
                and Investment Plan (formerly the
                Thrift Plan for Employees of Arkla,
                Inc.)*                                       1

Exhibit 28.2    Annual Report on Form 11-K for the
                Entex Stockplus Plan of Arkla, Inc.*         18

Exhibit 28.3    Annual Report on Form 11-K for the
                Entex Hourly Employees Stockplus Plan
                of Arkla, Inc.*                              37



*  Paper Filing made under cover of Form SE.

                            SIGNATURES


       Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NORAM ENERGY CORP.
                                          (Registrant)


                                        By: /s/Jack W. Ellis II
                                            Vice President and
                                            Principal Accounting
                                            Officer





Dated      June 30, 1994