Form 10-Q
period 1994-06-30
NORAM ENERGY CORP
filed 1994-08-15
CIK 7314

Page 1 of 26


                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


               For the Quarter Ended June 30, 1994


                  Commission File Number 1-3751


                        NorAm Energy Corp.
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

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                 at August 10, 1994 - 122,472,082


                 Exhibit Index Appears on Page 25
                                                           Page 2







                              INDEX


                                                       Page

Part I.   Financial Information                               3

     Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1994 and 1993
            and December 31, 1993                             4

          Consolidated Statement of Income - Three Months Ended
            June 30, 1994 and 1993 and Six Months Ended June 30,
            1994 and 1993                                     5

          Statement of Consolidated Cash Flows - Six Months Ended
            June 30, 1994 and 1993                            6

          Notes to Consolidated Financial Statements          7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                11

Part II.  Other Information

     Item 1.   Legal Proceedings                             24

     Item 4.   Submission  of  Matters  to  a  Vote  of  Security
               Holders                                       24

     Item 6.   Exhibits and Reports on Form 8-K              25

Signature                                                    26
                                                           Page 3

                 Part I.   Financial Information


     The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1993.
                                                           Page 4

               NorAm Energy Corp. and Subsidiaries
                    CONSOLIDATED BALANCE SHEET
                    (in thousands of dollars)
                           (unaudited)


              ASSETS             June 30   December 31  June 30
                                   1994        1993       1993

PROPERTY, PLANT AND EQUIPMENT $ 3,671,366 $ 3,593,861$ 3,453,967
 Less Accumulated depreciation  1,387,761   1,327,725  1,275,941
and amortization
                                2,283,605   2,266,136  2,178,026

INVESTMENTS AND OTHER ASSETS      821,372     856,552  1,021,716
(Note C)

CURRENT ASSETS
  Cash and cash equivalents        15,835      14,910    147,180
  Accounts and notes receivable   201,174     314,487    175,742
  Deferred income taxes            21,618      12,976     13,641
  Inventories (Note D)             81,791     153,815     79,129
  Gas purchased in advance of      38,802      35,998     18,204
delivery
  Other current assets              9,350      16,158     34,780
                                  368,570     548,344    468,676

DEFERRED CHARGES                   47,482      56,756     49,875

  TOTAL ASSETS                $ 3,521,029 $ 3,727,788$ 3,718,293

LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' equity
    Preferred stock           $   130,000 $   130,000$   130,000
    Common stock                   76,503      76,476     76,459
    Paid-in capital               867,843     867,641    867,411
    Accumulated deficit          (338,520)   (366,080)  (315,835)
      Total Stockholders' Equity  735,826     708,037    758,035

  Long-term debt, less current  1,604,104   1,629,364  1,698,904
maturities

CURRENT LIABILITIES
  Current maturities of long-term  97,400      97,400     80,000
debt
  Notes payable                         -      95,000         -
  Gas accounts payable            155,558     267,279    145,461
  Other accounts payable          178,809     190,042    213,564
  Income taxes payable             15,403      12,912      2,757
  Interest payable                 45,134      44,677     47,404
  General taxes                    36,809      50,111     31,726
  Customers' deposits              34,604      46,921     34,232
  Other current liabilities        98,114      98,881     98,706
                                  661,831     903,223    653,850
OTHER LIABILITIES AND DEFERRED
CREDITS
  Accumulated deferred income     258,121     225,243    242,303
taxes
                                                           Page 5

  Other deferred credits and      261,147     261,921    365,201
noncurrent liabilities
                                  519,268     487,164    607,504

TOTAL LIABILITIES AND         $ 3,521,029 $ 3,727,788$ 3,718,293
STOCKHOLDERS' EQUITY

  The Notes to Financial Statements are an integral part of this statement.
                                                           Page 6

               NorAm Energy Corp. and Subsidiaries
                 CONSOLIDATED STATEMENT OF INCOME
        (in thousands of dollars except per share amounts)
                           (unaudited)


                                       Three Months         Six Months
                                       Ended June 30       Ended June 30
                                      1994      1993      1994       1993

Operating Revenues                  $535,487 $613,376 $1,627,806 $1,624,452

Operating Expenses
  Cost of natural gas purchased,     318,429  395,571  1,065,532  1,062,213
net
  Operating, maintenance, cost of    125,314  132,487    255,643    270,332
sales & other
  Depreciation and amortization       37,737   38,723     75,485     77,010
  Taxes other than income taxes       24,483   27,179     55,551     55,837
                                     505,963  593,960  1,452,211  1,465,392

Operating Income                      29,524   19,416    175,595    159,060

Other (Income) and Deductions
  Interest expense, net               41,289   43,689     83,702    89,229

  Gain from sale of assets                 -  (17,719)        -    (44,555)

  Other, net                           1,560   (5,417)     6,241    (9,430)

                                      42,849   20,553     89,943    35,244


Income (Loss) Before Income Taxes   (13,325)   (1,137)    85,652    123,816

Provision for Income Taxes           (6,950)    6,854     36,540     55,102
(Benefit) (Note E)
Income (Loss) Before Extraordinary   (6,375)   (7,991)    49,112     68,714
Item

  Extraordinary loss, less taxes       (517)        -       (517)    (3,411)
Net Income (Loss)                    (6,892)   (7,991)    48,595     65,303

  Preferred dividend requirement      1,950     1,950      3,900      3,900
Balance Available to Common Stock   $(8,842)  $(9,941)   $44,695    $61,403


Per Share Data:
  Before extraordinary item          $(0.07)  $(0.08)      $0.37     $0.53
  Extraordinary loss, less taxes       0.00        -        0.00     (0.03)
Earnings per Common Share            $(0.07)  $(0.08)      $0.37     $0.50
                                                           Page 7

Average Common Shares
  Outstanding (in thousands)        122,390   122,256    122,380    122,257

Cash Dividends per Common Share        $0.07    $0.07      $0.14      $0.14







  The Notes to Financial Statements are an integral part of this statement.
                                                           Page 8

               NorAm Energy Corp. and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
         Increase(Decrease) in Cash and Cash Equivalents
                    (in thousands of dollars)
                           (unaudited)


                                               Six Months
                                             Ended June 30
                                            1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 48,595   $ 65,303
  Adjustments to reconcile net income to
  cash flow:
    Depreciation and amortization         75,485     77,010
    Deferred income taxes                 24,232     54,713
    Gain from sale of assets                   -    (44,555)
    Extraordinary loss, less taxes           517      3,411
    Other                                   (399)   (14,904)
  Changes in certain assets and
   liabilities, net of noncash
   transactions and the effects of        66,799    (15,364)
   acquisitions and
   dispositions (Note F)
      Net cash provided by operating     215,229    125,614
      activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (75,700)   (63,100)
  Sale of distribution properties              -     93,413
  Sale of LIG, net of related                  -    169,950
   expenditures
  Sale of assets                          12,315          -
  Other, net                              (4,816)   (27,736)
      Net cash provided by (used in)     (68,201)   172,527
      investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of      (25,777)  (125,611)
   long-term debt
  Decrease in overdrafts                  (4,291)   (30,559)
  Other interim debt repayments          (95,000)         -
  Common and preferred stock dividends   (21,035)   (21,016)

      Net cash used in financing        (146,103)  (177,186)
      activities

Net increase in cash                         925    120,955

      Cash and cash equivalents -         14,910     26,225
      beginning of period

      Cash and cash equivalents -     $   15,835  $ 147,180
      end of period



  The Notes to Financial Statements are an integral part of this statement.
                                                           Page 9

Item 1.   Financial Statements (continued)

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

C.   "Investments  and  other   assets"  as   presented  on   the
     accompanying   Consolidated   Balance  Sheet   includes  the
     following:
                             June 30  December 31   June 30
                               1994      1993         1993
                                 (millions of dollars)
Goodwill                     $ 502.4    $  509.5   $   516.6
Gas purchased in advance of     54.8        79.7       163.4
  delivery
Notes receivable                 8.6         8.7        60.3
Pipeline assets held for        91.0        91.0       125.0
  sale (Note L)
Other                          164.6       167.7       156.4
                             $ 821.4    $  856.6   $ 1,021.7


     The decrease in "Gas purchased in advance of delivery" and "Notes receivable" from June 30, 1993 to December 31, 1993 is principally due to balances which are no longer outstanding as a result of a comprehensive settlement with certain subsidiaries of Samson Investment Company, as further discussed in the Company's 1993 Report on Form 10-K.

D.   "Inventories"  as presented on the accompanying Consolidated
     Balance Sheet includes the following:

                      June 30   December 31   June 30
                        1994        1993       1993
                           (millions of dollars)
Gas in underground    $  43.0    $  116.7     $  40.3
  storage
Materials and            38.5        36.8        38.2
  supplies
                                                          Page 10

Other                     0.3         0.3         0.6
                      $  81.8    $  153.8     $  79.1


     The increase in "Gas in underground storage" at December 31, 1993 in comparison to June 30, 1994 and 1993 is largely a normal seasonal fluctuation, although the December 31, 1993 balance included approximately $51.2 million of gas attributable to the operations of Mississippi River Transmission Corporation ("MRT"). As further described in the Company's 1993 Report on Form 10-K, this gas was sold to MRT's customers during 1994 and was replaced with customer-owned gas in accordance with the provisions of FERC Order 636.

E.   "Provision  for Income  Taxes(Benefit)" as presented  in the accompanying Consolidated  Statement of Income  includes the following:
                  Three Months      Six Months
                 Ended June 30     Ended June 30
                 1994     1993    1994      1993
                      (millions of dollars)
Federal
  Current     $ (11.5) $ (19.9) $  12.2  $   2.0
  Deferred       10.8     26.7     23.6     47.6
  Investment     (0.1)    (0.2)    (0.3)    (0.4)
    tax credit
State
  Current        (5.0)    (5.9)     0.4     (1.2)
  Deferred       (1.2)     6.2      0.6      7.1
              $  (7.0) $   6.9  $  36.5  $  55.1

F.   The caption "Changes in certain assets and liabilities,  net of noncash transactions and the effects of acquisitions  and dispositions" as presented on the  accompanying Statement of
     Consolidated Cash Flows includes the following:
                              Six Months
                             Ended June 30
                            1994      1993
                        (millions of dollars)
Accounts and notes        $ 113.3  $  91.6
  receivable
Inventories                  72.4     24.2
Other current assets          8.5     47.5
Gas accounts payable       (111.7)   (92.3)
Other accounts payable       (7.0)   (23.0)
Income taxes payable          2.5    (22.7)
Interest payable              0.5     (2.9)
General taxes payable       (13.3)   (14.2)
Customers' deposits         (12.3)   (10.1)
Other current liabilities     0.8     11.5
Settlement of gas contract   13.1    (25.0)
  disputes
                          $  66.8 $  (15.4)

     All  highly  liquid investments  purchased with  an original maturity of three months  or less are considered to  be cash
     equivalents.Followingis selected supplemental cash flow information:
Item 1.   Financial Statements (continued)                Page 11

      Notes to Consolidated Financial Statements (continued)


                        Six Months
                       Ended June 30
                       1994     1993
                        (millions of
                          dollars)
Cash interest
 payments, net of   $  81.2   $  90.1
 capitalized
 interest
Net cash income tax
  payments          $   9.8   $  13.1

G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

H. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $76.0 million, $226.4 million and $124.2 million, respectively, at June 30, 1994, December 31, 1993 and June 30, 1993, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet. During the six months ended June 30, 1994 and 1993, the Company experienced cash outflows of $150.4 million and $88.4 million, respectively, under the program reflecting, in part, the Company's normal seasonal reduction in participation. In accordance with authoritative accounting guidelines, cash flows related to these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows under the category "Cash flows from operating activities".

I. As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions involving its distribution properties, resulting in gross cash proceeds of approximately $93.4 million (during the first quarter), and cash expenditures of approximately $38.3 million (during the third quarter).

J.   As further  discussed in the  Company's 1993 Report  on Form
     10-K, in June 1993, the Company completed the sale of Louisiana Intrastate Gas Corporation ("LIG") to a subsidiary of Equitable Resources, Inc. for $191 million in cash less related expenditures of approximately $21.1 million, in a
     transaction   which  did   not  qualify   for  "discontinued
     operations"  accounting treatment.    For the  three  months
     ended June 30, 1993, LIG's operating revenues and operating income were $81.4 million and $2.8 million, respectively.
     For  the six  months  ended June  30, 1993,  LIG's operating
Item 1.   Financial Statements (continued)                Page 12

      Notes to Consolidated Financial Statements (continued)


     revenues and operating income were $151.1 million and $5.6 million, respectively.

K. As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993,
     respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and MRT implemented restructured services pursuant to FERC Order 636.

L. In March 1994, the FERC issued an order approving the sale of an ownership interest in 250 MMcf/day of capacity in certain of the Company's natural gas transmission facilities to ANR Pipeline Company ("ANR"), which proposed sale is further discussed in the Company's 1993 Report on Form 10-K. However, the FERC attached certain conditions to the approval which are not acceptable to the Company and ANR, and both parties have filed for rehearing. The amount advanced to the Company in contemplation of the completion of this sale transaction has been recorded as a liability and the assets subject to the transaction have been segregated as "Pipeline assets held for sale" and included with "Investments and other assets" in the accompanying Consolidated Balance Sheet, see Note C.

M. In May 1994, the FERC voted to allow the spin-down of the Company's gathering systems into a deregulated subsidiary. A final order will be effective when the FERC is satisfied that the Company has met certain open-access conditions and made minor compliance-type filings to ensure that no customer is denied an opportunity to receive gathering services after the spin-down. The FERC also required that the Company offer to provide service to all customers on reasonable terms and conditions before implementing the change. The Company currently expects that the conditions will be satisfied and the order will become final later this year.

N. In July 1994, the Company amended its registration statement filed with the Securities and Exchange Commission in March 1994, to convert it to a Rule 415 or "shelf" offering (the "Shelf"). The Shelf will allow the Company to issue up to
     14.95 million shares of additional common stock for a period of up to two years from the effective date. The net proceeds from shares issued pursuant to the Shelf are expected to be used for general corporate purposes.

     The Company expects that shortly it will file a registration statement (the "Statement") with the Securities and Exchange Commission which will allow the issuance of up to 5 million shares of the Company's common stock in conjunction with a direct stock purchase program and updated dividend reinvestment program over a two year period beginning with the effective date of the Statement. The net proceeds from shares issued pursuant to the Statement are expected to be used for general corporate purposes.
Item 1.   Financial Statements (continued)                Page 13

      Notes to Consolidated Financial Statements (continued)


O. As further discussed in the Company's 1993 Report on Form 10-K, the Company, due in part to its acquisition of
     Minnegasco in November 1990, is in the process of identifying and providing for remediation of various sites where gas was manufactured from the late 1800's to approximately 1960. The Company has provided an accrual (undiscounted and without regard to potential third-party recoveries) for expected costs of remediation (which largely are expected to be recovered through the regulatory process) based on the latest available information.

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

P. On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution
     in  Houston,  Texas.   The RTC  claims  that the  Company is
     liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleges that certain former officers and directors of USA are responsible for a breach of contract,
     breaches   of   fiduciary  duties,   negligence   and  gross
     negligence in conducting  USA's business affairs.   The  RTC
     also alleges that Entex, which owned University until  1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to
     certain USA officers  and directors in  1987.   Compensatory
     damages of  at least $535 million were originally alleged in
     the case.   The Company,  Entex and the  defendant directors
     filed answers  denying the material allegations  of the suit
     and  interposing certain  defenses.   On  June 3,  1993, the
     court dismissed  a number of claims  discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims.  On July 9, 1993, the Court
Item 1.   Financial Statements (continued)                Page 14

      Notes to Consolidated Financial Statements (continued)


     entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. The Company, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. The court declined to rule with respect to substantially all the motions, deciding instead to take the arguments and written briefs of the parties under advisement and rule on the motions at a later date. Based on a review of the amended complaint and on a review of the materials in Entex's possession related to USA, the Company believes it has meritorious defenses to the RTC claims and intends to vigorously pursue such defenses in this suit. Discovery in the case is continuing, but the Company is not yet able to determine the effect, if any, on the results of operations or financial position of the Company which will result from resolution of this matter.

     On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. The Court did not rule on the motion, but took the matter under advisement for decision at a later date. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim, the Company believes the State Claim is without merit, intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.
                                                          Page 15


Item 2.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations

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

                        Significant Trends

     The Company's results of operations in recent years have shown a trend of increased operating revenues with less than proportionate increases in operating income, largely due to the declining margins in certain portions of the Company's interstate pipeline business, although recent results reflect the change from sales to transportation in the Company's interstate pipeline business which has resulted from the implementation of FERC Order 636 and, in addition, show an improvement over the historical trend, see the discussion for "Natural Gas Pipeline" under "Material Changes in the Results of Operations" elsewhere herein.


                       Recent Developments

Name Change

     At the Company's annual stockholders' meeting on May 10, 1994, the Company's stockholders approved a proposal to change the Company's name from Arkla, Inc. to NorAm Energy Corp. and voted on several other matters, see "Submission of Matters to a Vote of Security Holders" elsewhere herein.

Proposed Equity Offerings

     In July 1994, the Company amended its registration statement filed with the Securities and Exchange Commission in March 1994, to convert it to a Rule 415 or "shelf" offering (the "Shelf"). The Shelf will allow the Company to issue up to 14.95 million shares of additional common stock for a period of up to two years from the effective date. The net proceeds from shares issued pursuant to the Shelf are expected to be used for general corporate purposes.

     The Company expects that shortly it will file a registration statement  (the "Statement")  with  the Securities  and  Exchange
Commission  which  will allow  the issuance  of  up to  5 million shares of the Company's common stock in conjunction with a direct stock purchase program and updated  dividend reinvestment program
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 16
          Condition and Results of Operations
          (continued)

                 Recent Developments (continued)


over a two year period beginning with the effective date of the Statement. The net proceeds from shares issued pursuant to the Statement are expected to be used for general corporate purposes.

Spin-down of Gathering

     In May 1994, the FERC authorized, subject to certain conditions, the spin-down of the Company's gathering systems into a non-regulated subsidiary, see the discussion under "Natural Gas Pipeline" for the six months ended June 30, 1994 and 1993 under "Material Changes in the Results of Operations" elsewhere herein.

Dividend Declaration

     On July 13, 1994, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on preferred stock, Series A, both payable September 15, 1994 to owners of record on August 22, 1994.

          Material Changes in the Results of Operations

     The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1993 Report on Form 10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions, competition and, below the operating income line, by the level of its borrowings and interest rates thereon. Following are detailed discussions of material changes in the results of operations by business unit:

(1)  COMPARISON OF  THE  SECOND QUARTER  OF  1994 TO  THE  SECOND
     QUARTER OF 1993

                      Quarter Ended
                         June 30
                      1994     1993    Increase(Decrease)
Operating      (millions of dollars)      $         %
Income(Loss)
  Pipeline         $  24.1  $  13.6    $ 10.5     77.2
   (excluding LIG)
  Distribution         7.6      9.1      (1.5)   (16.5)
  Corporate and       (2.2)    (6.0)      3.8     63.3
   Other
    Sub Total         29.5     16.7      12.8     76.6
  LIG                  -        2.8      (2.8)   N/A
    Consolidated   $  29.5  $  19.5    $ 10.0     51.3
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 17
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


NATURAL GAS PIPELINE

     As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993, respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and Mississippi River Transmission Corporation ("MRT") implemented restructured services pursuant to FERC Order
636. As a result of this restructuring of services, certain financial line items and statistical data are not comparable when periods before and after Order 636 implementation are compared due, in part, to the switch from sales to transportation which has the effect of removing the cost of gas from revenues and expenses. At December 31, 1992, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", ("SFAS71") to NGT, see the discussion under "Natural Gas
Pipeline" for the six months ended June 30, 1994 and 1993 elsewhere herein. The Company engages in hedging activities with respect to certain of its natural gas transactions, see the discussion under "Natural Gas Pipeline" for the six months ended June 30, 1994 and 1993 elsewhere herein.

     In May 1994, the FERC voted  to approve the spin-down of the
Company's gathering  systems into a  deregulated subsidiary,  see the discussion  under "Natural Gas  Pipeline" for the  six months ended June 30, 1994 and 1993 elsewhere herein.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 18
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


     The following results and related discussion exclude the results of operations of LIG which was sold effective June 30, 1993, as more fully described in the Company's 1993 Report on Form 10-K. For the quarter ended June 30, 1993, LIG's operating revenues, operating income and total throughput were $81.4 million, $2.8 million and 50.8 million MMBtu, respectively.

                             Quarter Ended
                                June 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS      (millions of dollars)     $        %
Gas sales revenue
  Sales to Distribution   $  28.9   $  37.6   $ (8.7)   (23.1)
  Industrial sales and      136.1     146.4    (10.3)    (7.0)
   other
    Total gas sales         165.0     184.0    (19.0)   (10.3)
     revenue
Transportation revenue
  Affiliated                 24.7       1.8     22.9  1,272.2
  Unaffiliated               37.6      20.3     17.3     85.2
    Total transportation     62.3      22.1     40.2    181.9
     revenue
    Total operating         227.3     206.1     21.2     10.3
     revenue
Purchased gas cost
  Affiliated                  0.9       0.2      0.7    350.0
  Unaffiliated              150.1     139.2     10.9      7.8
Operations and               23.9      21.9      2.0      9.1
 maintenance expense
Depreciation and             10.8      11.0     (0.2)    (1.8)
 amortization
Other operating expenses,    17.5      20.2     (2.7)   (13.4)
 net
  Operating income        $  24.1   $  13.6  $  10.5     77.2


OPERATING STATISTICS        (million MMBtu)
Sales to Distribution        14.1       6.9      7.2    104.3
Industrial sales and         36.2      23.2     13.0     56.0
 other
  Total sales                50.3      30.1     20.2     67.1
Transportation for           14.6      13.2      1.4     10.6
 Distribution
Transportation for others   182.8     176.2      6.6      3.7
  Total transportation      197.4     189.4      8.0      4.2
  Less: Order 636           (14.6)      -      (14.6)   N/A
   elimination(1)
    Total throughput        233.1     219.5     13.6      6.2

     (1)    Prior to  the  implementation  of unbundled  services
     pursuant to FERC  Order 636, Pipeline's  sales rate  covered
     all  related  services,  including  transportation   to  the
     customer's facility.   After FERC Order 636  implementation,
     when  Pipeline acts as a merchant,  the sales transaction is
Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 19
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


     independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.

     NGT and MRT began offering restructured services pursuant to Order 636 in September and November 1993, respectively. This restructuring of services required the Pipeline to offer unbundled storage, transportation and gathering services which were previously included in the total sales rate. As customers choose to purchase unbundled services which do not include the purchase of gas, the effect is to shift operating revenues from sales revenue to transportation revenue and to reduce total revenue because the cost of gas is no longer included. This shift, somewhat offset by increased sales to Distribution by the marketing affiliate, is the primary reason why "Sales to Distribution" decreased by $8.7 million (23%) while volumetric sales to Distribution increased by 7.2 million MMBtu (104%). This shift in services had a similar effect on "Industrial sales and other" which decreased by $10.3 million while related sales volumes increased by 56%. Another factor contributing to this volume increase was increased third-party sales by the marketing affiliate.

     Purchased gas cost increased by 8% primarily in support of the increase in sales by the marketing affiliate. Operation and maintenance expense increased by $2.0 million primarily due to increased third-party transportation cost experienced by the marketing affiliate due to increased off-system sales. "Other operating expenses, net" decreased by $2.7 million primarily due to a non-recurring $2.0 million accrual for severance cost recorded in June 1993. The remainder of the decrease is attributable to lower general and administrative expenses reflecting lower allocations from Corporate due to the cumulative effect of the recalculation of certain allocation factors.

DISTRIBUTION

     As further  discussed in the  Company's 1993 Report  on Form
10-K, during 1993,  the Company engaged  in several  transactions with respect to its distribution properties.
Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 20
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


                             Quarter Ended
                                June 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS       (millions of dollars)     $         %

Natural gas sales         $ 349.6   $ 354.3   $ (4.7)      (1.3)
Transportation                4.1       4.7     (0.6)     (12.8)
Other revenue                 5.9       5.8      0.1        1.7
  Total operating revenue   359.6     364.8     (5.2)      (1.4)
Purchased gas cost
  Unaffiliated              191.7     188.6      3.1        1.6
  Affiliated                 28.9      40.6    (11.7)     (28.8)
O&M, G&A and cost of sales   89.8      85.0      4.8        5.6
Depreciation and             21.6      20.1      1.5        7.5
 amortization
Other operating expenses     20.0      21.4     (1.4)      (6.5)

    Operating income      $   7.6   $   9.1   $ (1.5)     (16.5)

OPERATING STATISTICS     (billions of cubic feet)
Residential sales            25.1      28.4     (3.3)     (11.6)
Commercial sales             19.6      20.8     (1.2)      (5.8)
Industrial sales             32.1      25.6      6.5       25.4
Sales for resale              4.6       1.9      2.7      142.1
Transportation               15.8      17.3     (1.5)      (8.7)
  Total throughput           97.2      94.0      3.2        3.4

          DEGREE     Normal    1994    1993
          DAYS
          ALG          145     167     232
          Entex         50      47      72
          Minnegasco   778     751     936

     Distribution operating income decreased from $9.1 million in the second quarter of 1993 to $7.6 million in the second quarter of 1994, a decrease of $1.5 million, reflecting a decrease in both operating revenues and operating expenses.

     Operating revenues decreased from $364.8 million in the second quarter of 1993 to $359.6 million in the second quarter of 1994 due primarily to warmer 1994 weather in the service areas of all three distribution units. As a result, total weather-sensitive residential and commercial sales volumes decreased 4.5 Bcf from the second quarter of 1993 to the second quarter of 1994. However, principally due to the continued improvement in the economic conditions in Entex's service area, the industrial sales volume increased 6.5 Bcf (25.4%), and the lower-margin sales for resale increased by 2.7 Bcf.

     Total  purchased  gas cost  decreased  $8.6  million in  the second  quarter of  1994  due to  the decreased  sales  volume as discussed  above and a decrease in  the average cost of purchased
gas.   Operating  expenses,  exclusive  of  purchased  gas  cost,
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 21
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


increased by $4.9 million (3.9%) over the second quarter of 1993 principally due to (1) increased "O&M, G&A and cost of sales" reflecting (i) increased G&A costs for salaries and benefits and
(ii) increased O&M  expense related to  increased throughput  and
(2) increased depreciation and amortization expense due to increased investment.

CORPORATE AND OTHER

     The $3.8 million decrease in the operating loss from the second quarter of 1993 to the second quarter of 1994 was principally due to 1993 expense for certain intercompany billings which were not contractually permitted to be recorded at their full face value by the receiving business unit, which expense did not occur in 1994.

CONSOLIDATED

     The consolidated net loss declined from $8.0 million in the second quarter of 1993 to a loss of $6.9 million in the corresponding quarter of 1994, an improvement of $1.1 million, while (as discussed above) operating income increased by $10.1 million during the same period. The principal reasons for this increased net expense below the operating income line were as follows:

     *    The  inclusion  in 1993  results  of  a $17.7
          million pre-tax gain from the sale of LIG.
     *    The decrease of $7.0 million in  "Other, net"
          for 1994, principally due  to the 1994 impact
          of  decreased  interest income  and appliance
          service revenue.
     *    The inclusion  in  1994  results  of  a  $0.5
          million after-tax loss due to premiums on the early retirement of debt.

     These unfavorable impacts were partially offset by:

     *    The   decrease  of  $2.4  million  in  second
          quarter 1994 interest expense, principally due to a reduced level of total debt.
     * The decrease of $13.8 million in the 1994 provision for income taxes, reflecting an increase in the loss before income taxes.

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 22
          Condition and Results of Operations
          (continued)

(2)  COMPARISON OF THE FIRST SIX MONTHS OF 1994 TO THE FIRST SIX MONTHS
     OF 1993

    Material Changes in the Results of Operations (continued)

                      Six Months
                     Ended June 30
                     1994     1993     Increase(Decrease)

Operating      (millions of dollars)     $         %
Income(Loss)
  Pipeline        $   59.0 $   45.3    $ 13.7     30.2
   (excluding LIG)
  Distribution       119.0    119.6      (0.6)    (0.5)
  Corporate and       (2.4)   (11.4)      9.0     78.9
   Other
    Sub Total        175.6    153.5      22.1     14.4
  LIG                  -        5.6      (5.6)   N/A
    Consolidated  $  175.6 $  159.1    $ 16.5     10.4


NATURAL GAS PIPELINE

     As discussed in the Company's Reports on Form 10-K for the years ended December 31, 1993 and 1992, the Company historically has applied the provisions of SFAS71 to all of its rate regulated businesses. With respect to the Company's NGT subsidiary, however, the Company concluded that, effective as of December 31, 1992, continued application of SFAS71 was no longer appropriate. The Company based its conclusion on its analysis of NGT's regulatory and economic environment and the extent to which such environment would allow NGT to collect its cost-based rates. The Company had begun its analysis when it became apparent that changes in NGT's regulatory environment, largely due to the actions of the FERC, were subjecting NGT to increasing competitive pressures, resulting in significant underrecovery of NGT's cost-based revenue requirements. The Company determined that it was unlikely that it could take steps through the regulatory process or otherwise which would cause NGT to return to a situation in which the Company could conclude that collection of NGT's cost-based rates was probable.

     Accordingly,  at December  31, 1992,  the Company  ceased to
apply  the  provisions  of  SFAS71  to  NGT's  transactions   and
balances,  which accounting  change  was implemented  pursuant to
Statement of  Financial Accounting Standards No.  101, "Regulated
Enterprises - Accounting for the Discontinuance of Application of
FASB Statement  No. 71"  ("SFAS101").  The  methodology for  this accounting change is contained within SFAS101 and, simply stated, requires the  removal from NGT's  balance sheet of the  impact of the effects of the actions of regulators.  More specifically, the
Company (1) identified and wrote-off those NGT assets which would
not  be  recognized  as   assets  by  non-regulated  enterprises,
principally amounts associated with take-or-pay  settlement costs and deferred pursuant  to FERC  Order 528  ($237.9 million),  (2)
wrote  down certain  current assets  based on  "lower of  cost or market"  rules  applicable  to  nonregulated  enterprises  ($27.0 million), (3)  accrued for  expected costs  in excess of  current market  value  for  certain  gas  purchase  contracts  for  which recovery could no longer be assumed through regulatory mechanisms
($19.9  million)  and (4)  wrote  down certain  of  its gathering
assets   pursuant   to   impairment  guidelines   applicable   to
enterprises  in general  ($29.7 million).   This  pre-tax charge,
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 23
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


which totalled $314.5 million ($195.0 million after-tax), is shown in the Company's Statement of Consolidated Income for 1992 under the caption "Extraordinary items, less taxes". This charge had no effect on NGT's ability to include the underlying costs in its regulated rates or on its ability to collect such rates from its customers.

     The Company concluded that its Distribution divisions continued to qualify for the application of SFAS71 because their exposure to competition has had minimal effect and is limited by the nature of their business, and because their regulatory climate has changed only modestly from its historical structure. Similarly, the Company concluded that continued application of SFAS71 to its MRT interstate pipeline subsidiary was appropriate because, unlike NGT, MRT's "long-line" configuration and customer base have sheltered it to a large degree from the negative impacts which regulatory change and related increased competition have had and continue to have on NGT.

     In May 1994, the FERC voted to allow the spin-down of the Company's gathering systems into a deregulated subsidiary. A final order will be effective when the FERC is satisfied that the Company has met certain open-access conditions and made minor compliance-type filings to ensure that no customer is denied an opportunity to receive gathering services after the spin-down. FERC also required that the Company offer to provide service to all customers on reasonable terms and conditions before implementing the change. The Company currently expects that the conditions will be satisfied and the order will become final later this year.

     As discussed in the Company's 1993 Report on Form 10-K, the Company enters into futures transactions, swaps and purchases options in order to mitigate the risk associated with market
fluctuations  in   the  price   of   natural  gas   and   related
transportation.

     With respect to the options purchased by the Company, none of which were outstanding during the first six months of 1993, the notional amount outstanding increased from approximately $56.6 million at December 31, 1993 to approximately $58.1 million at June 30, 1994, with this increase occurring during the first quarter of the year. Due to the fact that these options are subject to hedge accounting, and the fact that there were neither maturities nor terminations during 1994, there was no effect on income from these options during 1994.

     With respect to the Company's swap program which is designed to mitigate  risk associated  with  changes in  the  differential between the market sales price at the agreed upon delivery points and the market purchase price at  the anticipated receipt points, there  were no material balances or activity during 1993.  During the three  months and six months ended  June 30, 1994, there were
$1.1 million and  $2.8 million, respectively, of additions to the
December 31, 1993  outstanding notional amount  of $1.2  million.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 24
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


During the three months and six months ended June 30, 1994, there were no material maturities or terminations, nor was there any material effect on income. The unrealized gain associated with these swaps was $0.7 million and $0.1 million at June 30, 1994 and 1993, respectively.

     With respect to the swaps associated with the Company's fixed price sales commitments, none of which were outstanding during the first six months of 1993, the notional amount of $94.1 million at December 31, 1993 declined to $92 million and $87.7 million at March 31, 1994 and June 30, 1994, respectively. These changes principally resulted from maturities of approximately $4.3 million during each of the first two quarters of 1994. The effect of these swaps on earnings was to increase pre-tax income by $0.2 million and $0.4 million, respectively, for the three months and six months ended June 30, 1994. The unrealized gain associated with these swaps was $0.6 million at June 30, 1994.

     As further  discussed in the  Company's 1993 Report  on Form
10-K,  on September 1,  1993 and November  1, 1993, respectively,
NGT and MRT  implemented restructured services  pursuant to  FERC
Order  636.   As  a result  of  this restructuring  of  services,
certain  financial  line  items  and  statistical  data  are  not comparable when periods before and after Order 636 implementation
are   compared  due,  in  part,  to  the  switch  from  sales  to transportation which has the  effect of removing the cost  of gas from revenues and expenses.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 25
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


     The following results and related discussion exclude the results of operations of LIG which was sold effective June 30, 1993, as more fully described in the Company's 1993 Report on Form 10-K. For the six months ended June 30, 1993, LIG's operating revenues, operating income and total throughput were $151.1 million, $5.6 million and 103.4 million MMBtu, respectively.
                              Six Months
                             Ended June 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS      (millions of dollars)      $        %

Gas sales revenue
  Sales to Distribution   $  90.1   $ 156.2  $ (66.1)   (42.3)
  Industrial sales and      349.9     312.1     37.8     12.1
   other
    Total gas sales         440.0     468.3    (28.3)    (6.0)
      revenue
Transportation revenue
  Affiliated                 53.1       7.2     45.9    637.5
  Unaffiliated               74.7      45.1     29.6     65.6
    Total transportation    127.8      52.3     75.5    144.4
      revenue
    Total operating         567.8     520.6     47.2      9.1
      revenue
Purchased gas cost
  Affiliated                  3.5       1.1      2.4    218.2
  Unaffiliated              400.9     364.6     36.3     10.0
Operations and               47.7      51.6     (3.9)    (7.6)
  maintenance expense
Depreciation and             21.5      21.5      -        -
  amortization
Other operating expenses,    35.2      36.5     (1.3)    (3.6)
  net
  Operating income       $   59.0   $  45.3  $  13.7     30.2


OPERATING STATISTICS        (million MMBtu)
Sales to Distribution        39.3      48.3     (9.0)   (18.6)
Industrial sales and         69.1      57.6     11.5     20.0
 other
  Total sales               108.4     105.9      2.5      2.4
Transportation for           59.8      32.5     27.3     84.0
 Distribution
Transportation for others   410.2     344.6     65.6     19.0
  Total transportation      470.0     377.1     92.9     24.6
  Less: Order 636           (33.3)      -      (33.3)   N/A
   elimination(1)
    Total throughput        545.1     483.0     62.1     12.9

     (1)    Prior to  the  implementation  of unbundled  services
     pursuant to FERC  Order 636, Pipeline's  sales rate  covered
     all   related  services,  including  transportation  to  the
     customer's facility.  After  FERC Order 636  implementation,
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 26
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


     when Pipeline acts as a merchant, the sales transaction is independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.

     "Sales to Distribution" decreased by $66.1 million (42%) primarily due to the implementation of services to Distribution in 1994 under FERC Order 636 which tends to shift the revenue associated with gathering, storage and transportation services out of sales revenue, as further described in the discussion for the three months ended June 30, 1994 and 1993 elsewhere herein. Industrial and other sales increased by $37.8 million (12%) primarily due to a 44% increase in sales volume by the marketing affiliate, partially offset by lower sales volumes by the regulated business units and the shift of certain components of sales revenues due to the unbundling requirements of FERC Order 636.

     Purchased gas cost increased by $38.7 million (11%) primarily in support of increased sales by the marketing affiliate, partially offset by lower sales by the regulated business units as mentioned previously. The increase in affiliated purchase gas cost is attributable to higher purchases by the marketing affiliate from Distribution. Operation and maintenance expense for 1994 was 8% below 1993 primarily due to lower third-party transportation cost experienced by MRT due to the shift from sales to transportation service under FERC Order
636. "Other operating expenses, net" decreased by $1.3 million primarily due to a non-recurring $2.0 million accrual in 1993 for severance cost and an adjustment in the second quarter of 1994 for reduced allocations from Corporate due to changes in certain allocation factors.

DISTRIBUTION

     As further discussed  in the Company's  1993 Report on  Form
10-K, during 1993,  the Company engaged  in several  transactions with respect to its distribution properties.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 27
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


                               Six Months
                             Ended June 30
                             1994      1993    Increase(Decrease)

FINANCIAL RESULTS      (millions of dollars)     $         %

Natural gas sales       $ 1,174.8 $ 1,085.1  $  89.7        8.3
Transportation                9.9      10.9     (1.0)      (9.2)
Other revenue                13.3      12.6      0.7        5.6
  Total operating revenue 1,198.0   1,108.6     89.4        8.1
Purchased gas cost
  Unaffiliated              627.2     536.7     90.5       16.9
  Affiliated                175.2     192.0    (16.8)      (8.8)
O&M, G&A and cost of sales  187.2     175.4     11.8        6.7
Depreciation and             43.1      40.5      2.6        6.4
  amortization
Other operating expenses     46.3      44.4      1.9        4.3

    Operating income    $   119.0  $  119.6  $  (0.6)      (0.5)

OPERATING STATISTICS      (billions of cubic feet)
Residential sales           114.9     114.5      0.4        0.3
Commercial sales             70.0      72.0     (2.0)      (2.8)
Industrial sales             65.1      52.4     12.7       24.2
Sales for resale              8.7       4.4      4.3       97.7
Transportation               34.9      39.9     (5.0)     (12.5)
  Total throughput          293.6     283.2     10.4        3.7

          DEGREE     Normal   1994    1993
          DAYS
          ALG        1,877   1,837   1,990
          Entex        935     933     898
          Minnegasco 4,651   4,987   4,822

     Distribution operating income decreased slightly from $119.6 million in the first six months of 1993 to $119.0 million in the first six months of 1994, reflecting increases in operating revenues that were more than offset by corresponding increases in operating expenses.

     Operating  revenues increased  from $1,108.6 million  in the first six months  of 1993  to $1,198.0 million  in the first  six months of 1994 due  primarily to (1) increased industrial  sales, principally  at Entex,  (2) colder  1994 weather  in the  service areas of Minnegasco  and Entex and (3) rate increases obtained by
ALG and Minnegasco.  As a result of rate design changes which had the effect of assigning more of Minnegasco's revenue requirements to  the  minimum bill  portion  of  its  overall  service  rates,
Minnegasco benefitted  less from  the  colder 1994  weather  than would  have  been  the  case  under  the  previous  rate  design.
However,  these rate design changes will  also have the effect of increasing Minnegasco's  earnings in  the  warmer months  of  the
year.   Industrial sales volume  increased 12.7 Bcf  (24.2%), due
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 28
          Condition and Results of Operations
          (continued)

    Material Changes in the Results of Operations (continued)


primarily to continued improvement in the economic conditions in Entex's service area.

     While purchased gas cost increased as a percent of natural gas sales from the first six months of 1993 to the first six months of 1994 largely due to the increased average unit cost of gas, the gross margin on sales improved modestly, increasing approximately in proportion to the increase in total sales volume. Operating expenses, exclusive of purchased gas cost, increased by $16.3 million (6.3%) in 1994 over the first six months of 1993 principally due to (1) increased "O&M, G&A and cost of sales" due to (i) increased G&A cost for salaries and benefits and (ii) increased O&M expense due to increased throughput, (2) increased depreciation and amortization expense due to increased investment and (3) increased other operating expenses reflecting, in part, a difference in the method of allocating certain franchise taxes to interim periods.

CORPORATE AND OTHER

     The $9.0 million decrease in the operating loss from the first six months of 1993 to the first six months of 1994 was principally due to (1) increased 1993 expense resulting from amounts accrued under certain employee benefit plans, (2) 1993 accruals for certain intercompany billings which were not contractually permitted to be recorded at their full face value by the receiving business unit and (3) a decrease in 1994 expense related to the Company's Long-Term Incentive Plan (recently replaced by the Incentive Equity Plan, see "Submission of Matters to a Vote of Security Holders" elsewhere herein).

CONSOLIDATED

     Net income decreased from $65.3 million in the first six months of 1993 to $48.6 million in the corresponding period of 1994, a decrease of $16.7 million, while (as discussed above) operating income increased by $16.5 million during the same period. The principal reasons for this increased net expense below the operating line were as follows:

     *    The  inclusion  in  1993  results   of  $44.5
          million of pre-tax gains from the sale of assets.
     * The decrease of $15.7 million in "Other, net" for 1994, principally due to the 1994 impact of decreased interest income and appliance service revenue together with an increase in certain regulatory reserves, and a gain from the sale of certain other assets in 1993.

     These unfavorable impacts were partially offset by:

     *    The decrease of $5.5 million in 1994 interest
          expense, principally due  to a reduced  level
          of total debt.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 29
          Condition and Results of Operations
          (continued)

     *    The decrease  of $18.6  million  in the  1994
          provision for income taxes, reflecting a reduced level of income before income taxes.
     * The decrease of $2.9 million in 1994 for the after-tax loss due to premiums on the early retirement of debt.




                 Liquidity and Capital Resources

     The table below illustrates the sources of the Company's invested capital during the last five years and at June 30, 1994.

                June 30                    December 31

INVESTED         1994      1993     1992       1991      1990       1989
CAPITAL
                                     (millions of dollars)
Long-Term Debt  $1,604.1  $1,629.4  $1,783.1  $1,551.5  $1,450.2  $1,162.3
Total Equity       735.8     708.0     712.9     948.0   1,115.4     546.1
Total            2,339.9   2,337.4   2,496.0   2,499.5   2,565.6   1,708.4
 Capitalization
Short-Term Debt     97.4     192.4     120.0     772.6     712.4     602.3
Total Invested  $2,437.3  $2,529.8  $2,616.0  $3,272.1  $3,278.0  $2,310.7
 Capital

Long-Term Debt
  as a Percent of
  Total            68.6%     69.7%     71.4%     62.1%     56.5%     68.0%
  Capitalization
Equity as a
  Percent
  of Total         31.4%     30.3%     28.6%     37.9%     43.5%     32.0%
  Capitalization
Total Debt as a
  Percent of
  Total            69.8%     72.0%     72.7%     71.0%     66.0%     76.4%
  Invested Capital

CASH FLOW ANALYSIS

     The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year. The significantly higher "Cash and cash equivalents" balance at June 30, 1993 in comparison to December 31, 1993 and June 30, 1994 is principally due to the June 30, 1993 receipt of the proceeds from the sale of LIG, a substantial portion of which were not applied until the following day, see Note J of the accompanying Notes to Consolidated Financial Statements.

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 30
          Condition and Results of Operations
          (continued)

           Liquidity and Capital Resources (continued)

Net Cash Flows from Operating Activities

     "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $125.6 million in the first six months 1993 to $215.2 million in the first six months of 1994. This increase of $89.6 million was principally attributable to:

     *    Increased 1994 cash provided from the sale of
          inventories,  principally gas  in underground
          storage.
     *    The 1994 cash inflows from settlement of  gas
          contract  disputes,   which  settlements  had
          resulted in a net outflow in 1993.
     *    Increased    cash   provided    by   accounts
          receivable    collections     during    1994,
          reflecting the relatively higher December 31,
          1993    accounts   receivable    balance   in
          comparison to the December 31, 1992 balance.
     *    Decreased   1994   cash  used   for  accounts
          payable,  principally  due to  the relatively
          higher   June   30,  1993   accounts  payable
          balance.
     *    Increased   1994  earnings   before  non-cash
          charges and credits.

     These favorable impacts were partially offset by:

     * Increased 1994 cash used for gas accounts payable reflecting the decreased level of gas purchased but not yet paid for as of June 30, 1994.
     * Increased 1994 cash used for miscellaneous working capital items.
     * Decreased 1994 cash collections of deferred gas costs reflecting, in part, the transition by NGT and MRT to the provision of services pursuant to FERC's Order 636.

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

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 31
Condition and Results of Operations
     (continued)

           Liquidity and Capital Resources (continued)

                                           Six Months
                                          Ended June 30
                                          1994 and 1993
                                       (millions of dollars)
Use (Source)
Settlement of gas contract disputes   $ (13.1) $  25.0
Capital expenditures                     75.7     63.1
Common and preferred dividends           21.0     21.0
Debt retirement                         120.8    125.6
Change in receivables sold              150.4    212.6*
Increase in overdrafts                    4.3     30.6

    Selected External Uses of Cash      359.1    477.9

Less:
  Proceeds from sale of                  12.3    263.4
   properties/assets
  Change in cash balance                 (0.9)     3.2*

    Cash Generated from Other Sources,
    Principally Internal               $ 347.7  $ 211.3


          *    Adjusted  for   the  reduction  in   the
          receivable sales program which occurred on July 1, 1993.

Net Cash Flows from Investing Activities

     The Company's capital expenditures for continuing operations by business unit for the six  months ended June 30, 1994 and 1993 were as follows:
                    Six Months
                  Ended June 30
                   1994    1993    Increase(Decrease)

             (millions of dollars)    $        %

Pipeline       $   22.5 $  13.6   $  8.9      65.4
 (excluding LIG)
Distribution       52.4    47.4      5.0      10.5
Other               0.8     0.2      0.6     300.0
  Sub Total        75.7    61.2     14.5      23.7
LIG                 -       1.9     (1.9)    N/A
  Consolidated  $  75.7 $  63.1   $ 12.6      20.0


     Capital  expenditures increased  from  $63.1 million  in the first six months of 1993 to $75.7 million in the first six months of  1994,  an increase  of  $12.6  million, reflecting  increased
spending in  both  Pipeline  and  Distribution.    The  increased
spending in  Pipeline was largely due  to expenditures associated
with  the  Company's  program  to  increase  throughput  at   its
facilities  near  Perryville,  Louisiana,  while   the  increased
Distribution expenditures reflect customer growth and replacement of existing  facilities.  The Company's  capital expenditures for
1994 are currently budgeted at approximately $200 million.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 32
          Condition and Results of Operations
          (continued)

           Liquidity and Capital Resources (continued)



Net Cash Flows from Financing Activities

     The Company has a revolving credit facility ("Credit Facility") which makes a total commitment of $400 million available to the Company through June 30, 1995 and is collateralized by the stock of MRT and NGT. Borrowings under the Credit Facility bear interest at various rates at the option of the Company. These rates vary with current domestic or Eurodollar money market rates and are subject to adjustment based on the rating of the Company's senior securities by the major rating agencies. In addition, the Company pays a facility fee to each bank annually, currently 1/2% and subject to decrease based on the Company's debt rating, and is required to pay an incremental rate of 1.5% on outstanding borrowings in excess of $200 million. The Company had no borrowings under this facility at June 30, 1994 or July 31, 1994 and, therefore, had $400 million of remaining capacity, which is expected to be adequate to cover the Company's current and projected needs for short-term financing.

     Largely  as a  result  of the  application  of the  proceeds received from the Company's recent divestitures, the Company  has significantly reduced its  level of total  debt and  specifically has  reduced  its  short-term borrowings  (its  only  significant floating-rate debt) to  very low levels.  In  order to manage its debt  portfolio  such that  a  reasonable portion  is  subject to changes in market interest rates  and take advantage of available spreads between 2-3 year fixed-rate and 6-12 month  floating-rate debt  instruments, the  Company  has  entered  into a  number  of transactions generally  described as "interest rate  swaps".  The terms of  these arrangements vary  but, in general,  specify that the Company will pay an amount of interest on the notional amount of the  swap which  varies with  LIBOR while  the other  party (a commercial bank)  pays a fixed rate.  The Company had no swaps in effect  at December 31, 1992 and,  during the first six months of
1993, the Company added $375 million notional amount of swaps, of which  $125 million was added  during the second  quarter.  There has been  no change  in the  makeup or  notional amount of  these swaps since  December 31,  1993 and,  as of  June 30,  1994, $275
million  notional  amount   of  these  swaps  were   outstanding,
terminating  at  various dates  through February  1997.   None of
these swaps are "leveraged" and, therefore, they do not represent exposure in excess of  that suggested by the notional  amount and
reported  interest  rates.   At  June  30,  1994,  the  Company's
obligation under these arrangements, which is calculated using 6-
12 month floating LIBOR, was based on a weighted average interest rate of approximately 5.0%, while the counterparties' obligations were based  on a  weighted average  fixed  rate of  approximately
5.1%.   The Company's performance under these swaps is secured by
the  stock of  MRT  and  NGT, and  the  Company  is permitted  to increase the  amount outstanding under  such secured arrangements to a  total of $350 million, a limitation imposed by the terms of the Credit Facility.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 33
          Condition and Results of Operations
          (continued)

           Liquidity and Capital Resources (continued)


     In accordance with authoritative accounting guidelines, the economic value which transfers between the parties to these swaps is treated as an adjustment to the effective interest rate on the Company's underlying debt securities. The effect of these swaps was to decrease the Company's interest expense by $0.8 million and $1.4 million for the three months and six months ended June 30, 1994, respectively, and by $1.4 million and $1.8 million for the three months and six months ended June 30, 1993, respectively. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. The deferred gain associated with interest rate swaps terminated prior to their expiration was approximately $3.8 million at June 30, 1994. This gain is expected to be amortized as follows: the remainder of 1994 - $1.2 million; 1995 - $1.7 million; 1996 - $0.7 million; all remaining periods - $0.2 million. At June 30, 1994, the unrealized loss (mark-to-market value) associated with these arrangements was approximately $13.7 million.
     The Credit Facility contains a provision which requires the Company to maintain a specific level of total stockholders' equity, initially set at $675 million at December 31, 1992, and increased annually thereafter by (1) 50% of positive consolidated net income and (2) 75% of the proceeds from any incremental equity offering. The Credit Facility also places a limitation of $2,055 million on total debt, decreasing to $2 billion by January 1995. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, the Company had incremental debt capacity and incremental dividend capacity of $310.8 million and $42.8 million, respectively, at June 30, 1994.

Commitments

     The Company had capital commitments of less than $30 million at June 30, 1994, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1993 Annual Report on Form 10-K, the Company is committed, under certain gas purchase claim settlements, to make additional payments and has commitments under certain of its leasing arrangements.

CONTINGENCIES

     Pending Sale Transaction. As discussed in the Company's 1993 Report on Form 10-K, the Company has refunded $34 million to a third-party in conjunction with a proposed transaction related to capacity in Line AC and may be required to refund additional amounts, see Note L of the accompanying Notes to Consolidated Financial Statements.

     Letters  of Credit.    At June  30,  1994, the  Company  was
obligated for  $23.3 million under  letters of  credit which  are incidental to its ordinary business operations.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 34
          Condition and Results of Operations
          (continued)

           Liquidity and Capital Resources (continued)


     Indemnity Provisions.   As discussed in  the Company's  1993
Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

     Sale of  Receivables.   As discussed  in the  Company's 1993
Report on Form 10-K, certain of the Company's receivables are collateral for receivables which have been sold.

     Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1993 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein. As discussed in the Company's 1993 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its natural gas hedging activities, see "Natural Gas Pipeline" under "Material Changes in the Results of Operations" for the six months ended June 30, 1994 and 1993 elsewhere herein. As discussed in the Company's 1993 Report on Form 10-K, the Company's receivable sales program also carries off-balance-sheet risk.

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

     In  addition,  the  Company,  as  well  as  other  similarly situated firms in the industry, is investigating the  possibility that  it may  elect  or be  required  to perform  remediation  of various sites where  meters containing mercury  were disposed  of improperly,  or where mercury from such meters may have leaked or been improperly disposed  of.  While the  Company's evaluation of this  issue is  in  its preliminary  stages,  it is  likely  that compliance  costs  will  be  identified  and  become  subject  to
reasonable  quantification.   To the  extent that  such potential
costs  are quantified,  the Company  will provide  an appropriate accrual and, to the  extent justified based on  the circumstances within  each of  the Company's  regulatory jurisdictions,  set up
regulatory  assets  in  anticipation   of  recovery  through  the
ratemaking process.
Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 35
          Condition and Results of Operations
          (continued)

           Liquidity and Capital Resources (continued)


     While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations or financial position.

     Litigation.  The Company is party to litigation which arises
in  the  normal course  of  business.    See "Legal  Proceedings"
elsewhere herein.
                                                          Page 36


                   Part II.  Other Information

Item 1.  Legal Proceedings

     On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution in Houston, Texas. The RTC claims that the Company is liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleges that certain former officers and directors of USA are responsible for a breach of contract, breaches of fiduciary duties, negligence and gross negligence in conducting USA's business affairs. The RTC also alleges that Entex, which owned University until 1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to certain USA officers and directors in 1987. Compensatory damages of at least $535 million were originally alleged in the case. The Company, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the Court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. The Company, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. The Court declined to rule with respect to substantially all the motions, deciding instead to take the arguments and written briefs of the parties under advisement and rule on the motions at a later date. Based on a review of the amended complaint and on a review of the materials in Entex's possession related to USA, the Company believes it has meritorious defenses to the RTC claims and intends to vigorously pursue such defenses in this suit. Discovery in the case is continuing, but the Company is not yet able to determine the effect, if any, on the results of operations or financial position of the Company which will result from resolution of this matter.

     On August 6,  1993, the Company, its former  exploration and production  subsidiary  ("E&P")  and  Arkoma  Production  Company
("Arkoma"),  a subsidiary of E&P,  were named as  defendants in a lawsuit  (the  "State  Claim")  filed  in  the Circuit  Court  of
Independence County,  Arkansas.  This complaint  alleges that the
Company,  E&P and Arkoma, acted to defraud ratepayers in a series of  transactions arising  out  of a  1982  agreement between  the
Company and Arkoma.   On behalf of a purported  class composed of
the  Company's  ratepayers,  plaintiffs  have  alleged  that  the
Company,  E&P and Arkoma are responsible for common law fraud and violation of  an Arkansas  law regarding  gas companies, and  are seeking  a total  of  $100 million  in  actual damages  and  $300
Item 4.   Submission  of Matters  to a  Vote of  Security Holders   Page 37
          (continued)


million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. The Court did not rule on the motion, but took the matter under advisement for decision at a later date. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in
September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim, the Company believes the State Claim is without merit, intends to vigorously defend this lawsuit and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  Date of the meeting - May 10, 1994
     (b)  Type of meeting - Annual Stockholders' Meeting
     (c)  Description of matters voted upon:

          (1) Proposal to amend the Certificate of Incorporation to change the name of the Company to NorAm Energy Corp.

               Affirmative Votes     -     94,064,481
               Negative Votes       -       7,611,602

          (2) Proposal to adopt an Incentive Equity Plan to replace the Company's Long-Term Incentive Plan

               Affirmative Votes     -     90,369,227
               Negative Votes       -     10,914,995

          (3) Proposal to implement an employee stock purchase plan

               Affirmative Votes     -     96,069,476
               Negative Votes       -       5,523,384

          (4)     Proposal  to   provide  restricted   stock  for
          nonemployee directors

               Affirmative Votes     -     88,656,708
               Negative Votes       -     12,515,377

          (5) Proposal to require prior stockholder approval of agreements providing for the payment of executive compensation in the event of a change in control of the Company

               Affirmative Votes     -     31,538,599
               Negative Votes       -     40,131,726
                                                                    Page 38




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None
                                                                  Page 39













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





Dated    August 15, 1994