Form 10-Q
period 1994-09-30
NORAM ENERGY CORP
filed 1994-11-14
CIK 7314

Page 1 of 27


                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


             For the Quarter Ended September 30, 1994


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

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                at November 4, 1994 - 122,481,280


                 Exhibit Index Appears on Page 26

                                                            Page 2







                              INDEX


                                                           Page

Part I.   Financial Information


     Item 1.   Financial Statements

          Consolidated Balance Sheet - September 30, 1994 and
            1993 and December 31, 1993                       4

          Consolidated Statement of Income - Three Months Ended
            September 30, 1994 and 1993 and Nine Months Ended
            September 30, 1994 and 1993                      5

          Statement of Consolidated Cash Flows - Nine Months
            Ended September 30, 1994 and 1993                6

          Notes to Consolidated Financial Statements         7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                11

Part II.  Other Information

     Item 1.   Legal Proceedings                             25

     Item 6.   Exhibits and Reports on Form 8-K              26

Signature                                                    27
                                                                   Page 3

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
                    (in thousands of dollars)
                           (unaudited)


              ASSETS         September 30  December 31  September 30
                                  1994         1993         1993
PROPERTY, PLANT AND EQUIPMENT  $ 3,678,886 $ 3,593,861  $ 3,513,713
 Less Accumulated depreciation   1,405,918   1,327,725    1,291,285
   and amortization
                                 2,272,968   2,266,136    2,222,428

INVESTMENTS AND OTHER ASSETS       809,929     856,552    1,014,094
(Note C)

CURRENT ASSETS
  Cash and cash equivalents         11,733      14,910       17,555
  Accounts and notes receivable     74,584     314,487      131,989
  Deferred income taxes             13,198      12,976       13,641
  Inventories (Note D)             134,564     153,815      162,126
  Gas purchased in advance of       29,001      35,998       18,214
   delivery
  Other current assets              55,573      16,158       54,915
                                   318,653     548,344      398,440

DEFERRED CHARGES                    47,332      56,756       59,167

  TOTAL ASSETS                 $ 3,448,88  $ 3,727,788  $ 3,694,129

LIABILITIES AND STOCKHOLDERS'
EQUITY
  Stockholders' equity
    Preferred stock            $   130,000 $   130,000  $   130,000
    Common stock                    76,546      76,476       76,468
    Paid-in capital                868,372     867,641      867,546
    Accumulated deficit           (370,698)   (366,080)    (350,965)
      Total Stockholders' Equity   704,220     708,037      723,049

  Long-term debt, less current   1,604,104   1,629,364    1,622,763
    maturities

CURRENT LIABILITIES
  Current maturities of long-       15,600      97,400      110,000
    term debt
  Notes payable                    100,000      95,000       35,000
  Gas accounts payable             127,877     267,279      168,808
  Other accounts payable           169,234     190,042      213,190
  Income taxes payable              (8,549)     12,912       18,919
  Interest payable                  40,117      44,677       40,523
  General taxes                     46,414      50,111       48,372
  Customers' deposits               45,054      46,921       40,515
  Other current liabilities         88,445      98,881       85,928
                                   624,192     903,223      761,255
OTHER LIABILITIES AND DEFERRED
CREDITS
  Accumulated deferred income      257,539     225,243      227,141
    taxes
  Other deferred credits and       258,827     261,921      359,921
    noncurrent liabilities
                                   516,366     487,164      587,062
   Page 5


TOTAL LIABILITIES AND          $ 3,448,882 $ 3,727,788  $ 3,694,129
STOCKHOLDERS' EQUITY

  The Notes to Financial Statements are an integral part of this statement.
                                                           Page 6

               NorAm Energy Corp. and Subsidiaries
                 CONSOLIDATED STATEMENT OF INCOME
        (in thousands of dollars except per share amounts)
                           (unaudited)


                                       Three Months         Nine Months
                                    Ended September 30   Ended September 30
                                      1994      1993      1994       1993

Operating Revenues                 $460,559   $457,087  $2,088,365  $2,081,539

Operating Expenses
  Cost of natural gas purchased,    264,192    264,065   1,329,724   1,309,859
   net
  Operating, maintenance, cost of   128,392    129,917     384,035     416,668
   sales & other
  Depreciation and amortization      38,307     37,266     113,792     114,276
  Taxes other than income taxes      22,287     23,756      77,838      79,593
                                    453,178    455,004   1,905,389   1,920,396

Operating Income                      7,381      2,083     182,976     161,143

Other (Income) and Deductions
  Interest expense, net              43,272     41,042     126,974     130,271
  Gain from sale of assets                -          -           -     (44,555)
  Other, net                          1,856         (1)      8,097      (9,431)
                                     45,128     41,041     135,071      76,285

Income (Loss) Before Income Taxes   (37,747)   (38,958)     47,905      84,858
Provision for Income Taxes          (16,090)   (14,397)     20,450      40,705
  (Benefit) (Note E)
Income (Loss) Before Extraordinary  (21,657)   (24,561)     27,455      44,153
  Item

  Extraordinary loss, less taxes           -       (56)       (517)     (3,467)
Net Income (Loss)                    (21,657)  (24,617)     26,938      40,686
  Preferred dividend requirement       1,950     1,950       5,850       5,850
Balance Available to Common Stock   $(23,607) $(26,567)    $21,088     $34,836

Per Share Data:
  Before extraordinary item           $(0.19)   $(0.22)      $0.18       $0.31
  Extraordinary loss, less taxes           -     (0.00)      (0.01)      (0.03)
Earnings per Common Share             $(0.19)   $(0.22)      $0.17       $0.28

Average Common Shares
  Outstanding (in thousands)         122,442    122,346    122,401     122,287

Cash Dividends per Common Share        $0.07      $0.07      $0.21      $0.21
                                                                         Page 7

  The Notes to Financial Statements are an integral part of this statement.
                                                           Page 8

               NorAm Energy Corp. and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
         Increase(Decrease) in Cash and Cash Equivalents
                    (in thousands of dollars)
                           (unaudited)


                                              Nine Months
                                           Ended September 30
                                            1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $  26,938  $  40,686
  Adjustments to reconcile net income to
   cash flow:
    Depreciation and amortization        113,792    114,276
    Deferred income taxes                 32,098     31,473
    Gain from sale of assets                   -    (44,555)
    Extraordinary loss, less taxes           517      3,467
    Other                                   (578)   (17,461)
  Changes in certain assets and
   liabilities, net of noncash
   transactions and the effects of
   acquisitions and dispositions
   (Note F)                               51,353     (6,254)
      Net cash provided by operating     224,120    121,632
       activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  (121,100)  (104,400)
  Sale of distribution properties         23,172     96,026
  Exchange of distribution properties          -    (38,000)
  Sale of LIG, net of related                  -    169,950
   expenditures
  Other asset sales                       12,315          -
  Other, net                               5,299    (33,669)
      Net cash provided by (used in)     (80,314)    89,907
       investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of     (107,577)  (171,807)
   long-term debt
  Decrease in overdrafts                 (12,850)   (51,871)
  Other interim debt borrowings            5,000     35,000
  Common and preferred stock dividends   (31,556)   (31,531)
      Net cash used in financing        (146,983)  (220,209)
       activities

Net decrease in cash                      (3,177)    (8,670)

      Cash and cash equivalents -         14,910     26,225
       beginning of period

      Cash and cash equivalents -       $ 11,733   $ 17,555
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

C.   "Investments   and  other  assets"   as  presented   on  the
     accompanying   Consolidated   Balance  Sheet   includes  the
     following:
                          September 30  December 31  September 30
                               1994        1993         1993
                                   (millions of dollars)
Goodwill                     $  498.9    $  509.5   $   513.0
Gas purchased in advance of      47.1        79.7       157.1
 delivery
Notes receivable                  8.6         8.7        60.6
Pipeline assets held for         91.0        91.0       125.0
 sale (Note L)
Other                           164.3       167.7       158.4
                             $  809.9    $  856.6  $  1,014.1

     The decrease in "Gas purchased in advance of delivery" and "Notes receivable" from September 30, 1993 to December 31, 1993 is principally due to balances which are no longer outstanding as a result of a comprehensive settlement with certain subsidiaries of Samson Investment Company, as further discussed in the Company's 1993 Report on Form 10-K.

D.   "Inventories"  as presented on the accompanying Consolidated
     Balance Sheet includes the following:

                   September 30  December 31  September 30
                        1994        1993         1993
                            (millions of dollars)
Gas in underground   $    92.8    $  116.7    $  122.3
 storage
Materials and             41.5        36.8        39.4
 supplies
Other                      0.3         0.3         0.4
                      $  134.6    $  153.8    $  162.1

Item 1.   Financial Statements (continued)                Page 10

      Notes to Consolidated Financial Statements (continued)


     "Gas in underground storage" at December 31, 1993 included approximately $51.2 million of gas attributable to the operations of Mississippi River Transmission Corporation ("MRT"). As further described in the Company's 1993 Report on Form 10-K, this gas was sold to MRT's customers during 1994 and was replaced with customer-owned gas in accordance with the provisions of FERC Order 636. Partially offsetting the impact of this reduction in MRT's gas in storage from December 31, 1993 to September 30, 1994 were (1) the normal seasonal variation in storage at Minnegasco and (2) increased gas in storage during 1994 by the Company's marketing affiliate.

E.   "Provision for  Income Taxes(Benefit)"  as presented in  the accompanying Consolidated  Statement of Income  includes the following:
                  Three Months      Nine Months
                     Ended             Ended
                  September 30      September 30
                 1994     1993    1994      1993
                      (millions of dollars)
Federal
  Current     $ (24.3) $   8.4  $ (12.1) $  10.4
  Deferred        8.0    (21.2)    31.6     26.4
  Investment     (0.2)    (0.2)    (0.5)    (0.6)
   tax credit
State
  Current         0.5      0.6      0.9     (0.6)
  Deferred       (0.1)    (2.0)     0.5      5.1
              $ (16.1) $ (14.4) $  20.4  $  40.7

F. The caption "Changes in certain assets and liabilities, net of noncash transactions and the effects of acquisitions and dispositions" as presented on the accompanying Statement of Consolidated Cash Flows includes the following:

                              Nine Months
                           Ended September 30
                            1994      1993
                          (millions of dollars)
Accounts and notes        $ 239.9  $ 131.4
 receivable
Inventories                  20.2    (58.8)
Other current assets        (37.2)    30.3
Gas accounts payable       (139.4)   (72.1)
Other accounts payable       (7.9)    (2.1)
Income taxes payable        (21.5)    (6.6)
Interest payable             (4.6)    (9.8)
General taxes payable        (3.7)     2.9
Customers' deposits          (1.9)    (3.8)
Other current liabilities    (8.3)    (0.4)
Settlement of gas contract   15.8    (17.3)
 disputes
                         $   51.4  $  (6.3)


     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information:
Item 1.   Financial Statements (continued)                Page 11

      Notes to Consolidated Financial Statements (continued)


                              Nine Months Ended
                                September 30
                               1994      1993
                            (millions of dollars)
Cash interest payments, net
 of capitalized interest    $  126.9  $  138.8

Net cash income tax
 payments                   $   10.1  $   14.5

G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

H. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $146.6 million, $226.4 million and $144.3 million, respectively, at September 30, 1994, December 31, 1993 and September 30, 1993, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet. During the nine months ended September 30, 1994 and 1993, the Company experienced cash outflows of $79.8 million and $68.3 million, respectively, under the program reflecting, in part, the Company's normal seasonal reduction in participation. In accordance with authoritative accounting guidelines, cash flows related to these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows under the category "Cash flows from operating activities".

I. As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions involving its distribution properties, resulting in gross cash proceeds of approximately $96 million (during the first quarter), and cash expenditures of approximately $38 million (during the third quarter).

J. As further discussed in the Company's 1993 Report on Form 10-K, in June 1993, the Company completed the sale of Louisiana Intrastate Gas Corporation ("LIG") to a subsidiary of Equitable Resources, Inc. for $191 million in cash less related expenditures of approximately $21.1 million, in a transaction which did not qualify for "discontinued operations" accounting treatment.

K. As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993, respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and MRT implemented restructured services pursuant to FERC Order 636.

Item 1.   Financial Statements (continued)                Page 12

      Notes to Consolidated Financial Statements (continued)


L. In March 1994, the FERC issued an order approving the sale of an ownership interest in 250 MMcf/day of capacity in certain of the Company's natural gas transmission facilities to ANR Pipeline Company ("ANR"), which proposed sale is further discussed in the Company's 1993 Report on Form 10-K. However, the FERC attached certain conditions to the approval which are not acceptable to the Company and ANR. Although the FERC addressed some of those conditions in a manner favorable to the Company and ANR in an order on rehearing issued in September, each party has filed a notice of appeal of the orders with the D.C. Circuit Court of Appeals. The amount advanced to the Company in contemplation of the completion of this sale transaction has been recorded as a liability and the assets subject to the transaction have been segregated as "Pipeline assets held for sale" and included with "Investments and other assets" in the accompanying Consolidated Balance Sheet, see Note C.

M. In May 1994, the FERC voted to allow the spin-down of the Company's gathering systems into a deregulated subsidiary. A final order will be effective when the FERC (1) is satisfied that the Company has met certain open-access conditions and (2) has reviewed and approved the Company's minor compliance-type filings to ensure that no customer is denied an opportunity to receive gathering services after the spin-down. The FERC also required that the Company offer to provide service to all customers on reasonable terms and conditions before implementing the change. The Company currently expects that the conditions will be satisfied and the order will become final later this year.

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

     In August 1994, the Company filed a registration statement (the "Statement") with the Securities and Exchange Commission which will allow the issuance of up to 5 million shares of the Company's common stock in conjunction with a direct stock purchase program and updated dividend reinvestment program over a two-year period beginning with the effective date of the Statement (October 1994). The net proceeds from shares issued pursuant to the Statement are expected to be used for general corporate purposes.

O. In early November 1994, the Company replaced its existing $400 million revolving credit facility with a similar $400 million facility (the "New Facility") which extends through October 31, 1997. The interest rate terms of the New Facility are the same as the prior facility, although the fees associated with the New Facility are lower and certain of the restrictions are different, see the discussion under "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

Item 1.   Financial Statements (continued)                Page 13

      Notes to Consolidated Financial Statements (continued)


P. On September 30, 1994, the Company completed the sale of its Kansas properties (and certain related pipeline facilities) to Utilicorp United for approximately $23 million in cash.

Q. As further discussed in the Company's 1993 Report on Form 10-K, the Company, due in part to its acquisition of
     Minnegasco in November 1990, is in the process of identifying and providing for remediation of various sites where gas was manufactured from the late 1800's to approximately 1960. The Company has provided an accrual (undiscounted and without regard to potential third-party recoveries) for expected costs of remediation (which largely are expected to be recovered through the regulatory process) based on the latest available information.

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

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note R.

     While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations or financial position.

R. On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution
     in Houston, Texas.   The  RTC claimed that  the Company  was
     liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleged that certain former officers and directors of USA were responsible for a breach of contract,
     breaches   of  fiduciary   duties,   negligence  and   gross
     negligence in  conducting USA's  business affairs.   The RTC
     also alleged that Entex,  which owned University until 1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to
     certain USA  officers and  directors in 1987.   Compensatory
     damages  of at least $535 million were originally alleged in

Item 1.   Financial Statements (continued)                Page 14

      Notes to Consolidated Financial Statements (continued)


     the case. The Company, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the
     Court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. The Company, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. On August 30, 1994, the Court dismissed all causes of action against the Company in this lawsuit. The Court permitted the RTC to pursue certain causes of action against the individual officers and directors, if the RTC could demonstrate gross negligence, or an entire or total want of care, or total abdication of directorial duties. The Court did not grant the RTC the right to replead any of its causes of action. At that time, the Company did not know if the RTC planned to appeal the Court's order. The Company and each of the individual defendants have now entered into a final settlement agreement with the RTC that brings an end to the lawsuit. The Company and the other defendants agreed to settle the litigation for $9.1 million in order to avoid the risks, costs and distraction of a possible appeal by the RTC. The net effect of the settlement as adjusted for the insurance recovery, legal expenses incurred and the legal expense reserve previously accrued will be reflected in the fourth quarter as a loss from discontinued operations and will not be material.

     On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted  to defraud ratepayers in a series  of transactions arising  out of  a 1982  agreement
     between  the Company and Arkoma.   On behalf  of a purported
     class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas  companies, and are seeking  a total of  $100 million in
     actual  damages and  $300 million  in punitive damages.   On
     November  1, 1993, the Company filed a motion to dismiss the
     claim.   In a hearing held on  May 19, 1994, the Court heard
     arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss.
     The  plaintiffs  have filed  notice  of  their intention  to
     appeal  this decision.    The underlying  facts forming  the
     basis  of the allegations in the State Claim also formed the basis  of allegations  in  a lawsuit  (the "Federal  Claim")
     filed in  September 1990 in the United States District Court
     for  the   Eastern  District   of  Arkansas,  by   the  same
     plaintiffs.    In August  1992, the  Court entered  an order
     granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of

Item 1.   Financial Statements (continued)                Page 15

      Notes to Consolidated Financial Statements (continued)


     Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

     On October 24, 1994, the United States Environmental Protection Agency advised Mississippi River Transmission Corporation ("MRT"), a wholly-owned subsidiary of the Company, that MRT along with a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position or results of operations of the Company.

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

                        Significant Trends

     The Company's results of operations in recent years have shown a trend of increased operating revenues with less than proportionate increases in operating income, largely due to the declining margins in certain portions of the Company's interstate pipeline business, although recent results reflect the change from sales to transportation in the Company's interstate pipeline business which has resulted from the implementation of FERC Order 636 and, in addition, indicate an improvement over the historical trend, see the discussion for "Natural Gas Pipeline" under "Material Changes in the Results of Operations" elsewhere herein.

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 16
          Condition and Results of Operations (continued)

                       Recent Developments

Equity Registration

     In August 1994, the Company filed a registration statement (the "Statement") with the Securities and Exchange Commission which will allow the issuance of up to 5 million shares of the Company's common stock in conjunction with a direct stock purchase program and updated dividend reinvestment program over a two-year period beginning with the effective date of the Statement (October 1994). The net proceeds from shares issued pursuant to the Statement are expected to be used for general corporate purposes.

Litigation Settlement

     On November 9, 1994, the Company announced that it had reached a final resolution of the litigation involving the Resolution Trust Corporation, see "Legal Proceedings" elsewhere herein.

Credit Facility

     In November 1994, the Company replaced its existing $400 million credit facility with a similar facility which expires in October 1997, see "Net Cash Flows From Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.

Sale of Kansas Facilities

     On September 30, 1994, the Company completed the sale of its Kansas distribution properties (and certain related pipeline facilities) for approximately $23 million in cash, see
"Distribution" under "Material Changes in the Results of Operations" for the nine months ended September 30, 1994 and 1993 elsewhere herein.

Environmental Matter

     Mississippi  River  Transmission  Corporation   ("MRT")  was
recently named a potentially  responsible party (among others) in
conjunction  with  a  landfill  site,  see  "Legal   Proceedings"
elsewhere herein.

          Material Changes in the Results of Operations

     The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1993 Report on Form 10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions, competition and, below the operating income line, by the level of its borrowings and interest rates thereon. Following are detailed discussions of material changes in the results of operations by business unit:

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 17
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


(1)  COMPARISON OF THE THIRD QUARTER OF 1994 TO THE THIRD QUARTER
     OF 1993

                      Quarter Ended
                      September 30
                      1994     1993    Increase(Decrease)
Operating        (millions of dollars)     $        %
Income(Loss)
  Pipeline          $ 22.1   $ 16.8    $  5.3     31.5
  Distribution       (11.8)    (6.8)     (5.0)   (73.5)
  Corporate and       (2.9)    (8.0)      5.1     63.8
   Other
    Consolidated    $  7.4   $  2.0    $  5.4    270.0

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 18
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


NATURAL GAS PIPELINE

     As further discussed in the Company's 1993 Report on Form 10-K, on September 1, 1993 and November 1, 1993, respectively, NorAm Gas Transmission Company ("NGT", formerly Arkla Energy Resources Company) and MRT implemented restructured services pursuant to FERC Order 636. As a result of this restructuring of services, certain financial line items and statistical data are not comparable when periods before and after Order 636 implementation are compared. This lack of comparability is due, in part, to the switch from sales to transportation which has the effect of removing the cost of gas from revenues and expenses. At December 31, 1992, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", ("SFAS71") to NGT, see the discussion under "Natural Gas Pipeline" for the nine months ended September 30, 1994 and 1993 elsewhere herein. The Company engages in hedging activities with respect to certain of its natural gas transactions, see the discussion under "Natural Gas Pipeline" for the nine months ended September 30, 1994 and 1993 elsewhere herein.

     In May 1994, the FERC voted to approve the spin-down of the Company's gathering systems into a deregulated subsidiary. The Company has a pending sale transaction with respect to 250 MMcf/day of capacity in certain of its natural gas transmission facilities. For additional information on these matters, see the discussion under "Natural Gas Pipeline" for the nine months ended September 30, 1994 and 1993 elsewhere herein.

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 19
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                              Quarter Ended
                              September 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS       (millions of dollars)    $         %

Gas sales revenue
  Sales to Distribution   $  29.7   $  58.2  $ (28.5)   (49.0)
  Industrial sales and      119.1     136.0    (16.9)   (12.4)
   other
    Total gas sales         148.8     194.2    (45.4)   (23.4)
     revenue
Transportation revenue
  Affiliated                 21.6       9.4     12.2    129.8
  Unaffiliated               42.3      20.7     21.6    104.3
    Total transportation     63.9      30.1     33.8    112.3
     revenue
    Total operating         212.7     224.3    (11.6)    (5.2)
     revenue
Purchased gas cost
  Affiliated                  0.0       2.1     (2.1)  (100.0)
  Unaffiliated              137.8     151.3    (13.5)    (8.9)
Operations and               24.9      25.2     (0.3)    (1.2)
 maintenance expense
Depreciation and             10.7      10.8     (0.1)    (0.9)
 amortization
Other operating expenses,    17.2      18.1     (0.9)    (5.0)
 net
  Operating income        $  22.1   $  16.8  $   5.3     31.5

OPERATING STATISTICS        (million MMBtu)
Sales to Distribution        14.8       4.5     10.3    228.9
Industrial sales and         39.6      22.9     16.7     72.9
 other
  Total sales                54.4      27.4     27.0     98.5
Transportation for           13.2      16.6     (3.4)   (20.5)
 Distribution
Transportation for others   150.2     163.0    (12.8)    (7.9)
  Total transportation      163.4     179.6    (16.2)    (9.0)
  Less: Order 636           (15.4)     (6.4)    (9.0)  (140.6)
   elimination(1)
    Total throughput        202.4     200.6      1.8      0.9


     (1) Prior to the implementation of unbundled services pursuant to FERC Order 636, Pipeline's sales rate covered all related services, including transportation to the customer's facility. After FERC Order 636 implementation, when Pipeline acts as a merchant, the sales transaction is independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.

     NGT and MRT began offering restructured services pursuant to FERC Order 636 in September and November 1993, respectively.
This  restructuring  of  services  required  pipelines  to  offer

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 20
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


separate storage, transportation and gathering services, the fee for which services was previously billed and collected through the total sales rate. One effect of this "unbundling" is to shift operating revenues from "Gas sales revenue" to "Transportation revenue" and to effectively reduce total revenues because the commodity cost is no longer included in the service rates. This shift, somewhat offset by increased sales to Distribution by the marketing affiliate, is the primary reason why "Sales to Distribution" decreased by $28.5 million (49.0%) in spite of the fact that sales volumes increased by 10.3 million MMBtu. This shift of services had a similar effect on
"Industrial sales and other" which decreased by $16.9 million while related sales volumes increased by 16.7 million MMBtu (72.9%). Another factor contributing to the 16.7 million MMBtu volume increase is higher third-party sales by the marketing affiliate which accounted for 12.3 million MMBtu (74%) of the increase. As a result of the change in interstate pipeline rate design to "straight fixed variable", a large portion of total costs are included in the demand (fixed) component of the transportation rate. Accordingly, when volumes actually transported are less than the total contracted demand level, revenues will be higher for the same volume than under prior rate design which placed more costs in the volumetric portion of the rate. Principally for this reason, transportation revenues in 1994 increased by $33.8 million (112.3%) while related transportation volumes decreased by 16.2 million MMBtu (9.0%).

     "Purchased gas cost" decreased by $15.6 million (10.2%) primarily due to significantly lower spot market prices in the third quarter of 1994 resulting in lower gas cost reported by the marketing affiliate. Additionally, the settlement of certain above market purchase contracts during 1993 also served to reduce 1994 gas purchase cost. Other operating expenses decreased by $0.9 million (5.0%). This decrease is partially attributable to lower property taxes on gas in storage inventories which are now held by customers under FERC Order 636.

DISTRIBUTION

     As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions with respect to its distribution properties, one of which was recently completed as discussed under "Distribution" for the nine months ended September 30, 1994 and 1993 elsewhere herein.

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 21
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                             Quarter Ended
                              September 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS        (millions of dollars)    $          %

Natural gas sales         $ 287.6   $ 288.2   $ (0.6)      (0.2)
Transportation                3.7       5.1     (1.4)     (27.5)
Other revenue                 4.8       4.5      0.3        6.7
  Total operating revenue   296.1     297.8     (1.7)      (0.6)
Purchased gas cost
  Unaffiliated              157.0     155.3      1.7        1.1
  Affiliated                 19.5      25.6     (6.1)     (23.8)
O&M, G&A and cost of sales   90.9      83.9      7.0        8.3
Depreciation and             22.1      20.7      1.4        6.8
 amortization
Other operating expenses     18.4      19.1     (0.7)      (3.7)
    Operating income     $  (11.8)  $  (6.8)  $ (5.0)     (73.5)

OPERATING STATISTICS  (billions of cubic feet)
Residential sales            15.8      16.1     (0.3)      (1.9)
Commercial sales             15.6      15.0      0.6        4.0
Industrial sales             34.6      27.7      6.9       24.9
Sales for resale              5.5       2.7      2.8      103.7
Transportation               14.5      17.9     (3.4)     (19.0)
  Total throughput           86.0      79.4      6.6        8.3


          DEGREE DAYS   Normal  1994    1993
          ALG              8      19      15
          Entex            3       1       1
          Minnegasco     198     158     320

     Distribution operating results which, due to the cyclical nature of the residential and commercial demand for natural gas are routinely negative in the third quarter, declined from a loss of $6.8 million in the third quarter of 1993 to a loss of $11.8 million in the third quarter of 1994.

     Operating revenues decreased slightly from $297.8 million in the third quarter of 1993 to $296.1 million in the third quarter of 1994 due primarily to warmer 1994 weather in Minnegasco's service area. As a result, total weather-sensitive residential and commercial sales volumes increased less than 1% between periods, despite an increase in the average number of customers. However, principally due to the continued improvement in the economic conditions in Entex's service area, the industrial sales volume increased 6.9 Bcf (24.9%), and the lower-margin sales for resale increased by 2.8 Bcf.

     Total purchased gas cost decreased $4.4 million in the third quarter of 1994 due to a decrease in the average cost of
purchased gas.   Operating  expenses, exclusive of  purchased gas
cost, increased by $7.7 million (6.2%) over the third quarter of 1993 principally due to (1) increased "O&M, G&A and cost of sales" reflecting (i) increased G&A costs for salaries and benefits and (ii) increased O&M expense related to increased

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 22
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


throughput  and  (2)   increased  depreciation  and  amortization
expense due to increased investment.

CORPORATE AND OTHER

     The $5.1 million decrease in the operating loss from the third quarter of 1993 to the third quarter of 1994 was principally due to (1) 1993 expense for certain intercompany billings which were not contractually permitted to be recorded at their full face value by the receiving business unit, which expense did not recur in 1994 and (2) the 1993 accrual of estimated costs for facilities consolidation, relocation and related expenses.

CONSOLIDATED

     The consolidated net loss declined from $24.6 million in the third quarter of 1993 to a loss of $21.6 million in the corresponding quarter of 1994, an improvement of $3.0 million, while (as discussed above) operating income increased by $5.4 million during the same period. The principal reasons for this increased net expense below the operating income line were as follows:

     *    The increase of $2.2 million in third quarter
          1994 interest expense, principally due to an increase in short-term interest rates.
     * The decrease of $1.9 million in "Other, net" for 1994, principally due to the 1994 impact of decreases in interest income and appliance service revenue.

     These unfavorable impacts were partially offset by:

     *    The  increase of  $1.7  million  in the  1994
          income tax benefit, reflecting an increase in the 1994 interim effective tax rate.


(2)  COMPARISON OF THE  FIRST NINE  MONTHS OF 1994  TO THE  FIRST
NINE MONTHS OF 1993

                    Nine Months Ended
                      September 30
                      1994     1993    Increase(Decrease)
Operating       (millions of dollars)      $        %
Income(Loss)
  Pipeline         $  81.1 $   62.1    $ 19.0     30.6
(excluding LIG)
  Distribution       107.2    112.8      (5.6)    (5.0)
  Corporate and       (5.3)   (19.4)     14.1     72.7
   Other
    Sub Total        183.0    155.5      27.5     17.7
  LIG                  -        5.6      (5.6)   N/A
    Consolidated   $ 183.0  $ 161.1    $ 21.9     13.6

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

     Accordingly, at December 31, 1992, the Company ceased to apply the provisions of SFAS71 to NGT's transactions and balances, which accounting change was implemented pursuant to Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS101"). The methodology for this accounting change is contained within SFAS101 and, simply stated, requires the removal from NGT's balance sheet of the impact of the effects of the actions of regulators. More specifically, the Company (1) identified and wrote-off those NGT assets which would not be recognized as assets by non-regulated enterprises, principally amounts associated with take-or-pay settlement costs and deferred pursuant to FERC Order 528 ($237.9 million), (2) wrote down certain current assets based on "lower of cost or market" rules applicable to nonregulated enterprises ($27.0 million), (3) accrued for expected costs in excess of current market value for certain gas purchase contracts for which recovery could no longer be assumed through regulatory mechanisms ($19.9 million) and (4) wrote down certain of its gathering assets pursuant to impairment guidelines applicable to enterprises in general ($29.7 million). This pre-tax charge, which totalled $314.5 million ($195.0 million after-tax), is shown in the Company's Statement of Consolidated Income for 1992 under the caption "Extraordinary items, less taxes". This charge had no effect on NGT's ability to include the underlying costs in its regulated rates or on its ability to collect such rates from its customers.

     The  Company  concluded  that  its   Distribution  divisions
continued to qualify for the application of SFAS71 because their exposure to competition has had minimal effect and is limited by the nature of their business, and because their regulatory climate has changed only modestly from its historical structure. Similarly, the Company concluded that continued application of SFAS71 to its MRT interstate pipeline subsidiary was appropriate because, unlike NGT, MRT's "long-line" configuration and customer base have sheltered it to a large degree from the negative

Item 2.   Management's  Discussion  and  Analysis   of  Financial  Page 24
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


impacts which regulatory change and related increased competition have had and continue to have on NGT.

     In May 1994, the FERC voted to allow the spin-down of the Company's gathering systems into a deregulated subsidiary. A final order will be effective when the FERC (1) is satisfied that the Company has met certain open-access conditions and (2) has reviewed and approved the Company's minor compliance-type filings to ensure that no customer is denied an opportunity to receive gathering services after the spin-down. FERC also required that the Company offer to provide service to all customers on reasonable terms and conditions before implementing the change. The Company currently expects that the conditions will be satisfied and the order will become final later this year.

     In March 1994, the FERC issued an order approving the sale of an ownership interest in 250 MMcf/day of capacity in certain of the Company's natural gas transmission facilities to ANR Pipeline Company ("ANR"), which proposed sale is further discussed in the Company's 1993 Report on Form 10-K. However, the FERC attached certain conditions to the approval which are not acceptable to the Company and ANR. Although the FERC addressed some of those conditions in a manner favorable to the Company and ANR in an order on rehearing issued in September, each party has filed a notice of appeal of the orders with the D.C. Circuit Court of Appeals. The amount advanced to the Company in contemplation of the completion of this sale transaction has been recorded as a liability and the assets subject to the transaction have been segregated as "Pipeline assets held for sale" and included with "Investments and other assets" in the accompanying Consolidated Balance Sheet, see Note C.

     As discussed in the Company's 1993 Report on Form 10-K, the Company enters into futures transactions, swaps and purchases options in order to mitigate the risk associated with market fluctuations in the price of natural gas and related transportation.

     With respect to the options purchased by the Company, none of which were outstanding during the first nine months of 1993, the notional amount outstanding increased from approximately $56.6 million at December 31, 1993 to approximately $58.1 million at September 30, 1994, with this increase occurring during the first quarter of the year. Due to the fact that these options are subject to hedge accounting, and the fact that there were neither maturities nor terminations during 1994, there was no effect on income from these options during 1994.

     With respect to the Company's swap program which is designed to mitigate risk associated with changes in the differential between the market sales price at the agreed upon delivery points and the market purchase price at the  anticipated receipt points, there  were no material balances or activity during 1993.  During the  three months and nine months ended September 30, 1994, there were $0.7 million and $3.5 million, respectively, of additions to the December 31, 1993 outstanding notional amount of $1.2 million. During the three months and nine months ended September
30, 1994, there were $1.5 million and $1.6 million, respectively,

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 25
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


of maturities. The effect of these swaps on earnings was to increase operating income by $0.2 million and $0.4 million, respectively, for the three months and nine months ended September 30, 1994. The unrealized gain(loss) associated with these swaps was $0.7 million and $(0.2) million at September 30, 1994 and 1993, respectively.

     With respect to the swaps associated with the Company's fixed price sales commitments, none of which were outstanding during the first nine months of 1993, the notional amount of $94.1 million at December 31, 1993 declined to $92 million, $87.7 million and $84.1 million at March 31, 1994, June 30, 1994 and September 30, 1994, respectively. These changes principally resulted from maturities of approximately $12.4 million during the first three quarters of 1994. The effect of these swaps on earnings was to decrease pre-tax income by $0.2 million and increase pre-tax income by $0.2 million, respectively, for the three months and nine months ended September 30, 1994. The unrealized gain associated with these swaps was $0.6 million at September 30, 1994.

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
                              Nine Months
                          Ended September 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS        (millions of dollars)    $        %

Gas sales revenue
  Sales to Distribution   $ 119.8   $ 214.4  $ (94.6)   (44.1)
  Industrial sales and      469.0     448.1     20.9      4.7
   other
    Total gas sales         588.8     662.5    (73.7)   (11.1)
     revenue
Transportation revenue
  Affiliated                 74.7      16.6     58.1    350.0
  Unaffiliated              117.0      65.8     51.2     77.8
    Total transportation    191.7      82.4    109.3    132.6
     revenue
    Total operating         780.5     744.9     35.6      4.8
     revenue
Purchased gas cost
  Affiliated                  3.5       3.2      0.3      9.4
  Unaffiliated              538.7     515.9     22.8      4.4
Operations and               72.6      76.8     (4.2)    (5.5)
 maintenance expense
Depreciation and             32.2      32.3     (0.1)    (0.3)
 amortization
Other operating expenses,    52.4      54.6     (2.2)    (4.0)
 net
  Operating income       $   81.1  $   62.1  $  19.0     30.6

OPERATING STATISTICS        (million MMBtu)
Sales to Distribution        54.1      52.8      1.3      2.5
Industrial sales and        108.7      80.5     28.2     35.0
 other
  Total sales               162.8     133.3     29.5     22.1
Transportation for           73.0      49.1     23.9     48.7
 Distribution
Transportation for others   560.4     507.6     52.8     10.4
  Total transportation      633.4     556.7     76.7     13.8
  Less: Order 636           (48.7)     (6.4)   (42.3)  (660.9)
   elimination(1)
    Total throughput        747.5     683.6     63.9      9.3


     (1) Prior to the implementation of unbundled services pursuant to FERC Order 636, Pipeline's sales rate covered
     all  related  services,   including  transportation  to  the
     customer's facility.   After FERC  Order 636 implementation,
     when Pipeline acts as a merchant, the sales transaction is independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 27
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


     transported  by  Pipeline,  the throughput  statistics  will include  the same  physical volumes  in both  the sales  and
     transportation  categories,  requiring  an   elimination  to
     prevent the overstatement of actual total throughput.

     "Sales to Distribution" decreased by $94.6 million (44.1%) primarily due to the provision of services to Distribution in 1994 under FERC Order 636 which tends to shift gathering, storage and transportation services out of "Gas sales revenue" as mentioned in the discussion for the three months ended September 30, 1994 and 1993 elsewhere herein. "Industrial sales and other" increased by $20.9 million (4.7%) primarily due to a 34% increase in sales volume by the marketing affiliate, partially offset by the effect of FERC Order 636 and lower sales volumes by the related business units. Affiliated transportation revenue increased by $58.1 million primarily due to the unbundling of transportation services to the distribution affiliate, which services were previously included in the total sales rate. This effect of unbundling was also the primary factor responsible for the $51.2 million (77.8%) increase in third-party transportation revenues.

     Purchased gas cost increased by $23.1 million (4.5%) primarily in support of increased sales by the marketing affiliate, which impact was partially offset by lower sales by the regulated business units as mentioned previously. Operation and maintenance expense decreased by $4.2 million (5.5%) primarily due to lower third-party transportation cost associated with the regulated business units, partially offset by higher transportation cost associated with higher throughput by the marketing affiliate. "Other operating expenses, net" decreased by $2.2 million (4.0%) primarily due to (1) a non-recurring $2.0 million accrual in 1993 for severance cost and (2) lower 1994 property taxes associated with lower gas in storage inventories under FERC Order 636.

DISTRIBUTION

     As further discussed in the Company's 1993 Report on Form 10-K, during 1993, the Company engaged in several transactions with respect to its distribution properties. On September 30, 1994, the Company completed the sale of its Kansas distribution properties (and certain related pipeline facilities) for approximately $23 million in cash. These properties served over 22,000 customers and were a part of the Company's Arkla division which, after this sale, will serve over 710,000 customers in Arkansas, Louisiana, Oklahoma and Texas.

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 28
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                              Nine Months
                          Ended September 30
                             1994      1993    Increase(Decrease)
FINANCIAL RESULTS       (millions of dollars)     $         %

Natural gas sales       $ 1,462.4 $ 1,373.3   $ 89.1        6.5
Transportation               13.6      16.1     (2.5)     (15.5)
Other revenue                18.1      17.1      1.0        5.8
  Total operating revenue 1,494.1   1,406.5     87.6        6.2
Purchased gas cost
  Unaffiliated              784.2     686.4     97.8       14.2
  Affiliated                194.7     223.2    (28.5)     (12.8)
O&M, G&A and cost of sales  278.1     259.2     18.9        7.3
Depreciation and             65.2      61.3      3.9        6.4
 amortization
Other operating expenses     64.7      63.6      1.1        1.7
    Operating income    $   107.2 $   112.8  $  (5.6)      (5.0)

OPERATING STATISTICS    (billions of cubic feet)
Residential sales           130.7     130.6      0.1        0.1
Commercial sales             85.6      87.0     (1.4)      (1.6)
Industrial sales             99.7      80.1     19.6       24.5
Sales for resale             14.2       7.1      7.1      100.0
Transportation               49.4      57.8     (8.4)     (14.5)
  Total throughput          379.6     362.6     17.0        4.7


          DEGREE DAYS    Normal    1994    1993
          ALG             1,885   1,856   2,005
          Entex             938     934     912
          Minnegasco      4,849   5,145   5,142

     Distribution operating income decreased from $112.8 million in the first nine months of 1993 to $107.2 million in the first nine months of 1994, reflecting increases in operating revenues that were more than offset by corresponding increases in operating expenses.

     Operating revenues increased from $1,406.5 million in the first nine months of 1993 to $1,494.1 million in the first nine months of 1994 due primarily to increased industrial sales (principally at Entex) and rate increases obtained by ALG and Minnegasco. As a result of rate design changes which had the effect of assigning more of Minnegasco's revenue requirements to the minimum bill portion of its overall service rates, Minnegasco benefitted less from the colder 1994 weather than would have been the case under the previous rate design. However, these rate design changes also have the effect of increasing Minnegasco's earnings in the warmer months of the year. Industrial sales volume increased 19.6 Bcf (24.5%), due primarily to continued improvement in the economic conditions in Entex's service area.

     Operating   expenses,  exclusive  of   purchased  gas  cost,
increased by $23.9 million (6.2%) in 1994 over the first nine months of 1993 principally due to (1) increased "O&M, G&A and

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 29
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


cost of sales" due to (i) increased G&A cost for salaries and benefits and (ii) increased O&M expense due to increased throughput, (2) increased depreciation and amortization expense due to increased investment and (3) increased "Other operating expenses" reflecting, in part, a difference in the method of allocating certain franchise taxes to interim periods.

CORPORATE AND OTHER

     The $14.1 million decrease in the operating loss from the first nine months of 1993 to the first nine months of 1994 was principally due to (1) increased 1993 expense resulting from amounts accrued under certain employee benefit plans, (2) 1993 accruals for certain intercompany billings which were not contractually permitted to be recorded at their full face value by the receiving business unit, (3) a decrease in 1994 expense related to the Company's Long-Term Incentive Plan and (4) the 1993 accrual of estimated costs for facilities consolidation, relocation and related expenses.

CONSOLIDATED

     Net income decreased from $40.7 million in the first nine months of 1993 to $26.9 million in the corresponding period of 1994, a decrease of $13.8 million, while (as discussed above) operating income increased by $21.9 million during the same period. The principal reasons for this increase of $35.7 million in net expense below the operating line were as follows:

     *    The   inclusion  in  1993  results  of  $44.6
          million of  pre-tax gains  from  the sale  of
          assets.
     *    The decrease of $17.5 million in "Other, net"
          for 1994,  principally  due to  (1) the  1994
          impact  of  decreased  interest   income  and
          appliance service revenue, (2) an increase in certain regulatory reserves during 1994 and
          (3) a gain from the sale of certain other assets in 1993.

     These unfavorable impacts were partially offset by:

     * The decrease of $3.3 million in 1994 interest expense, principally due to a reduced level of total debt.
     * The decrease of $20.3 million in the 1994 provision for income taxes, reflecting a reduced level of income before income taxes and a lower effective tax rate.
     * The decrease of $2.9 million in 1994 for the after-tax loss due to premiums on the early retirement of debt.

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 30
          Condition and Results of Operations (continued)

                 Liquidity and Capital Resources

     The table below illustrates the sources of the Company's invested capital during the last five years and at September 30, 1994.

               Sept. 30                    December 31
INVESTED         1994      1993      1992       1991      1990       1989
CAPITAL
                                     (millions of dollars)
Long-Term Debt $ 1,604.1 $ 1,629.4 $ 1,783.1 $ 1,551.5 $ 1,450.2 $ 1,162.3
Total Equity       704.2     708.0     712.9     948.0   1,115.4     546.1
Total            2,308.3   2,337.4   2,496.0   2,499.5   2,565.6   1,708.4
 Capitalization
Short-Term Debt    115.6     192.4     120.0     772.6     712.4     602.3
Total Invested $ 2,423.9 $ 2,529.8 $ 2,616.0 $ 3,272.1 $ 3,278.0 $ 2,310.7
 Capital

Long-Term Debt as a
Percent of Total
Capitalization     69.5%     69.7%     71.4%     62.1%     56.5%     68.0%

Equity as a
Percent of Total
Capitalization     30.5%     30.3%     28.6%     37.9%     43.5%     32.0%

Total Debt as a
Percent of Total
Invested Capital   70.9%     72.0%     72.7%     71.0%     66.0%     76.4%


CASH FLOW ANALYSIS

     The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year.

Net Cash Flows from Operating Activities

     "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $121.6 million in the first nine months 1993 to $224.1 million in the first nine months of 1994. This increase of $102.5 million was principally attributable to:

     *    Increased    cash   provided    by   accounts
          receivable    collections     during    1994,
          reflecting the relatively higher December 31,
          1993    accounts   receivable    balance   in
          comparison to the December 31, 1992 balance.
     *    Increased 1994 cash provided from the sale of
          inventories,  principally gas  in underground
          storage.
     *    The 1994 cash inflows from settlement of  gas
          contract  disputes,   which  settlements  had
          resulted in a net outflow in 1993.

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 31
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


     *    Increased   1994  earnings   before  non-cash
          charges and credits.

     These favorable impacts were partially offset by:

     * Increased 1994 cash used for gas accounts payable, reflecting the decreased level of gas purchased but not yet paid for as of September 30, 1994.
     * Increased 1994 cash used for miscellaneous working capital items.
     * Decreased 1994 cash collections of deferred gas costs reflecting, in part, the transition by NGT and MRT to the provision of services pursuant to FERC's Order 636.

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

                                    Nine Months
                                 Ended September 30
                                   1994     1993
                               (millions of dollars)
Use (Source)
Settlement of gas contract      $ (15.8)  $ 17.3
 disputes
Capital expenditures              121.1    104.4
Common and preferred dividends     31.6     31.5
Debt retirement                   107.6    171.8
Change in receivables sold         79.8     68.3
Decrease in overdrafts             12.9     51.9
Exchange of distribution            -       38.0
 properties

    Selected External Uses of     337.2    483.2
     Cash

Less:
  Proceeds from sale of            35.3    266.0
   properties/assets
  Issuance of debt                  5.0     35.0
  Change in cash balance            3.2      8.7

    Cash Generated from Other Sources,
     Principally Internal       $ 293.7  $ 173.5

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 32
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


Net Cash Flows from Investing Activities

     The Company's capital expenditures for continuing operations by business unit for the nine months ended September 30, 1994 and 1993 were as follows:

                 Nine Months Ended
                   September 30
                   1994     1993    Increase(Decrease)
              (millions of dollars)    $        %
Pipeline        $  33.2  $  22.8    $ 10.4      45.6
 (excluding LIG)
Distribution       86.9     79.3       7.6       9.6
Other               1.0      0.4       0.6     150.0
  Sub Total       121.1    102.5      18.6      18.1
LIG                 -        1.9      (1.9)    N/A
  Consolidated  $ 121.1  $ 104.4    $ 16.7      16.0


     Capital expenditures increased from $104.4 million in the first nine months of 1993 to $121.1 million in the first nine months of 1994, an increase of $16.7 million, reflecting increased spending in both Pipeline and Distribution. The increased spending in Pipeline was largely due to expenditures associated with the Company's program to increase throughput at its facilities near Perryville, Louisiana, while the increased Distribution expenditures reflect customer growth and replacement of existing facilities. The Company's capital expenditures for 1994 were budgeted at approximately $200 million.

Net Cash Flows from Financing Activities

     Prior to early November 1994, the Company had a revolving credit facility (the "Previous Facility") which made a total commitment of $400 million available to the Company through June 30, 1995. Effective November 2, 1994, the Company executed a new Credit Agreement (the "New Facility") with Citibank, N.A., as Agent, and a group of sixteen other commercial banks which will provide a $400 million commitment to the Company through October 31, 1997. The terms and conditions of the New Facility are similar to the Previous Facility with one major exception. Although the New Facility continues to be collateralized by the stock of MRT and NGT, if the Company is rated investment-grade by both Moody's and Standard & Poor's, this collateral would be released. In addition, certain restrictions imposed by the New Facility differ as described following.

     As with the Previous Facility, borrowings under the New Facility will bear interest at various Eurodollar and domestic rates at the option of the Company and these rates will be subject to adjustment based on the rating of the Company's senior
debt securities.   The  Company will pay  a facility  fee on  the
total commitment to each bank each year, currently .30%, and subject to decrease based on the Company's debt rating, and will pay an incremental rate of 1/8% on outstanding borrowings in

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 33
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


excess of $200 million. Both of these fees reflect declines from the fees under the Previous Facility.

     The Company had borrowings under its Previous Facility of $100 million and $160 million at September 30, 1994 and October 31, 1994, respectively. At November 10, 1994, the Company had $160 million in borrowings under the New Facility and $10 million in borrowings under informal lines of credit. The Company had, therefore, approximately $240 million in capacity under the New Facility at November 10, 1994, which capacity is expected to be adequate to cover the Company's current and projected needs for short-term financing.

     The New Facility contains a provision which requires the Company to maintain a specific level of total stockholders' equity, initially set at $650 million at December 31, 1993, and increased annually thereafter by (1) 50% of positive consolidated net income and (2) 50% of the proceeds (in excess of the first $50 million) from any incremental equity offering made after June 30, 1994. The New Facility also places a limitation of $2,055 million on total debt. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, had the New Facility been in place at September 30, 1994, the Company would have had incremental debt capacity and incremental dividend capacity of $289.2 million and $54.2 million, respectively.

     Largely as a result of the application of the proceeds received from the Company's recent divestitures, the Company has significantly reduced its level of total debt and specifically has reduced  its  short-term  borrowings  (its  only  significant
floating-rate  debt) to very low levels.   In order to manage its
debt portfolio such that a reasonable portion is subject to changes in market interest rates and take advantage of available spreads between 2-3 year fixed-rate and 6-12 month floating-rate debt instruments, the Company has entered into a number of transactions generally described as "interest rate swaps". The terms of  these arrangements vary  but, in general,  specify that the Company will pay an amount of interest on the notional amount of the swap which varies with LIBOR while the other party (a commercial bank) pays a fixed rate. The Company had no swaps in effect at December 31, 1992 and, during the first nine months of
1993,  the  Company  entered  into and  subsequently  closed  out
several  swap  arrangements.   There has  been  no change  in the
makeup  or notional  amount of the  Company's portfolio  of swaps since  December  31, 1993  and, as  of  September 30,  1994, $275
million  notional  amount  of   these  swaps  were   outstanding,
terminating  at  various dates  through February  1997.   None of
these swaps are "leveraged" and, therefore, they do not represent exposure in excess of that suggested by the notional amount and
reported interest rates.   At September  30, 1994, the  Company's
obligation under these arrangements, which is calculated using 6-
12 month floating LIBOR, was based on a weighted average interest rate of approximately 6.8%, while the counterparties' obligations were based  on a  weighted average  fixed  rate of  approximately
5.1%.   The Company's performance under these swaps is secured by
the stock of MRT and NGT, and the Company is permitted to increase the amount outstanding under such secured arrangements

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 34
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


to a total of $350 million, a limitation imposed by the terms of the New Facility.

     In accordance with authoritative accounting guidelines, the economic value which transfers between the parties to these swaps is treated as an adjustment to the effective interest rate on the Company's underlying debt securities. The effect of these swaps was to increase the Company's interest expense by $1.3 million for the three months ended September 30, 1994 and to decrease the Company's interest expense by $0.1 million for the nine months ended September 30, 1994 and by $1.6 million and $3.4 million for the three months and nine months ended September 30, 1993, respectively. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. The deferred gain associated with interest rate swaps terminated prior to their expiration was approximately $3.1 million at September 30, 1994. This gain is expected to be amortized as follows: the remainder of 1994 - $0.6 million; 1995 - $1.7 million; 1996 - $0.7 million; all remaining periods - $0.1 million. At September 30, 1994, the unrealized loss (mark-to-market value) associated with outstanding swap arrangements was approximately $15.4 million.

Commitments

     The Company had capital commitments of less than $35 million at September 30, 1994, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1993 Annual Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

CONTINGENCIES

     Pending Sale Transaction. As discussed in the Company's 1993 Report on Form 10-K, the Company has refunded $34 million to a third-party in conjunction with a proposed transaction related to capacity in Line AC and may be required to refund additional amounts, see Note L of the accompanying Notes to Consolidated Financial Statements.

     Letters of Credit.   At September 30, 1994, the  Company was
obligated for $24.4 million under letters of credit which are incidental to its ordinary business operations.

     Indemnity Provisions.   As  discussed in the  Company's 1993
Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

     Sale of  Receivables.   As discussed  in the Company's  1993
Report on Form 10-K, certain of the Company's receivables are collateral for receivables which have been sold.

     Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1993 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its interest rate swaps, see "Net Cash
Flows from Financing Activities" elsewhere herein. As discussed in the Company's 1993 Report on Form 10-K, the Company has off-

Item 2.   Management's  Discussion  and  Analysis   of  Financial     Page 35
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


balance-sheet risk as a result of its natural gas hedging activities, see "Natural Gas Pipeline" under "Material Changes in the Results of Operations" for the nine months ended September 30, 1994 and 1993 elsewhere herein. As discussed in the Company's 1993 Report on Form 10-K, the Company's receivable sales program also carries off-balance-sheet risk.

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

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see "Legal Proceeding" elsewhere herein.

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

     Litigation.  The Company is party to litigation which arises
in  the  normal course  of  business.   See  "Legal  Proceedings"
elsewhere herein.
                                                    Page 36


                   Part II.  Other Information

Item 1.  Legal Proceedings

     On October 15, 1992, the Resolution Trust Corporation ("RTC") filed suit in United States District Court for the Southern District of Texas, Houston Division, against the Company for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution in Houston, Texas. The RTC claimed that the Company was liable as a successor-in-interest to Entex, Inc. which merged with the Company in 1988, after Entex's sale of USA in 1987. The suit alleged that certain former officers and directors of USA were responsible for a breach of contract, breaches of fiduciary duties, negligence and gross negligence in conducting USA's business affairs. The RTC also alleged that Entex, which owned University until 1987, was responsible for some of that alleged wrongdoing, as well as for having allegedly misrepresented facts to state and federal regulators in connection with the sale of USA to certain USA officers and directors in 1987. Compensatory damages of at least $535 million were originally alleged in the case. The Company, Entex and the defendant directors filed answers denying the material allegations of the suit and interposing certain defenses. On June 3, 1993, the Court dismissed a number of claims discussed above, though it allowed the RTC to file an amended complaint with respect to some of the dismissed claims. On July 9, 1993, the Court entered an order denying a motion filed by the RTC to reconsider the Court's order dated June 3, 1993. On August 12, 1993, in response to the Court order allowing the RTC to replead certain claims, the RTC filed its second amended complaint in which compensatory damages of at least $520 million are alleged. The Company, Entex and the defendant directors filed various motions in response to the second amended complaint. In a hearing held on May 12, 1994, the Court heard arguments on these motions. On August 30, 1994, the Court dismissed all causes of action against the Company in this lawsuit. The Court permitted the RTC to pursue certain causes of action against the individual officers and directors, if the RTC could demonstrate gross negligence, or an entire or total want of care, or total abdication of directorial duties. The Court did not grant the RTC the right to replead any of its causes of action. At that time, the Company did not know if the RTC planned to appeal the Court's order. The Company and each of the individual defendants have now entered into a final settlement agreement with the RTC that brings an end to the lawsuit. The Company and the other defendants agreed to settle the litigation for $9.1 million in order to avoid the risks, costs and distraction of a possible appeal by the RTC. The net effect of the settlement as adjusted for the insurance recovery, legal expenses incurred and the legal expense reserve previously accrued will be reflected in the fourth quarter as a loss from discontinued operations and will not be material.

     On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and

Item 1.   Legal Proceedings (continued)                   Page 37


violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have filed notice of their intention to appeal this decision. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. In August 1992, the Court entered an order granting the Company's motion to dismiss the Federal Claim, and the order was affirmed by the United States Court of Appeals, Eighth Circuit in April 1993. This dismissal did not bar the plaintiffs from filing the State Claim in a state court based on allegations of violation of state law. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position or results of operations of the Company.

     On October 24, 1994, the United States Environmental Protection Agency advised Mississippi River Transmission Corporation ("MRT"), a wholly-owned subsidiary of the Company, that MRT along with a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EX-27, Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated August 30, 1994 reporting under "Item 5. Other Events" and "Item 7.
          Financial Statement, Pro Forma Financial Information and Exhibits", reporting Federal Judge's dismissal of all causes of action against NorAm Energy and its Entex division in the litigation brought by the Resolution Trust Corporation against NorAm Energy, Entex and various individual defendants in connection with the 1989 receivership of University Savings Association.


                                                          Page 38













                            SIGNATURES


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





Dated    November 14, 1994