Form 10-K405
NORAM ENERGY CORP
filed 1995-03-31
CIK 7314

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1994
                         Commission File Number 1-3751

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/    No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of the voting stock held by non-affiliates:
$660,289,639 Common Stock, $.625 par value, based upon the closing sales price on March 15, 1995 as reported on the New York Stock Exchange, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 and excluding stock owned by affiliates. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 123,451,043 shares of Common Stock, $.625 par value, as of March 15, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the NorAm Energy Corp. Annual Report to Stockholders for the fiscal year ended December 31, 1994, are incorporated by reference in Parts I, II and IV herein.

2. NorAm Energy Corp. definitive Proxy Statement respecting the Annual Meeting of Stockholders to be held on May 9, 1995, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this report) is incorporated by reference.

                     NORAM ENERGY CORP. AND SUBSIDIARIES
                                     PART I

ITEM 1.  BUSINESS.

         NorAm Energy Corp. (the "Company") was incorporated in 1928 under the laws of the State of Delaware and is principally engaged in the distribution and transmission of natural gas including gathering, storage and marketing of natural gas. The natural gas distribution business provided approximately 60% of the Company's operating income in 1994 while the natural gas transmission business provided approximately 40% during the same time period. See "Natural Gas Distribution" and "Natural Gas Pipeline". A significant portion of these
businesses are subject to rate regulation, see "Regulation".    The Company
previously conducted operations in the exploration and production of natural gas and the radio communications business, but on December 31, 1992, and July 31, 1992, respectively, the Company completed the sale of its exploration and production subsidiary, Arkla Exploration Company ("AEC"), to Seagull Energy Corporation ("Seagull") and completed the sale of its radio communications subsidiary, E.F. Johnson Company ("Johnson"). This terminated the Company's activities in the exploration and production business and in the radio communications business. The Company has also participated in several other acquisitions, dispositions and mergers in recent years, see "Mergers, Acquisitions and Dispositions". The revenue, operating profit and identifiable assets of the natural gas segment exceed 90% of the respective totals for the Company. Accordingly, the Company is not required to report on a "segment" basis, although the Company is organized into, and the following business discussions focus on, two operating units -- Natural Gas Distribution and Natural Gas Pipeline -- to reflect the natural division of the Company's operations.

         In May of 1994, the Company changed its name from Arkla, Inc. to NorAm Energy Corp. At that time, several of the Company's subsidiaries made corresponding name changes.


NATURAL GAS DISTRIBUTION.

         The Company's natural gas distribution business is conducted through its three divisions, Arkla (formerly known as Arkansas Louisiana Gas Company), Entex and Minnegasco, and their affiliates. Through these divisions and their affiliates, the Company engages in both the natural gas distribution sales and transport businesses.

         Arkla provides service in approximately 603 communities in the states of Arkansas, Louisiana, Oklahoma and Texas. The largest communities served by Arkla are the metropolitan areas of Little Rock, Arkansas, and Shreveport, Louisiana. In 1994, approximately 73% of Arkla's total throughput was composed of sales of gas at retail and approximately 27% was attributable to transportation services. For the same period, in excess of 96% of Arkla's supplies were obtained from NorAm Gas Transmission Company ("NGT", formerly known as Arkla Energy Resources Company) and Mississippi River Transmission Corporation ("MRT"), or through transportation agreements with NorAm Energy Services, Inc. ("NES", formerly known as Arkla Energy Marketing Company). In September of 1994, Arkla and NGT, respectively, completed the sale of its Kansas distribution properties and certain related pipeline assets of NGT, located in Kansas, to UtiliCorp United Inc. ("UtiliCorp", an affiliate of Peoples Natural Gas) for approximately $23 million in cash. This sale terminated the Company's distribution operations in Kansas.

         Entex provides service in approximately 502 communities in the states of Texas, Louisiana and Mississippi. The largest community served by Entex is the metropolitan area of Houston, Texas. In 1994, approximately 88% of Entex's total throughput was composed of sales of gas at retail and approximately 12% was attributable to transportation services. For the same period, Entex's principal suppliers of gas were Enron Capital & Trade Resources, MidCon Texas Pipeline Co., Koch Gateway Pipeline Company, and certain affiliates of each such company. No other supplier accounted for more than 10% of Entex's purchases.

         During 1994, Minnegasco provided service in approximately 221 communities in Minnesota. The largest community served by Minnegasco is Minneapolis, Minnesota and its suburbs. In 1994, approximately 96% of Minnegasco's total throughput was composed of sales of gas at retail and approximately 4% was attributable to transportation services. For the same period, Minnegasco's principal pipeline service providers were Northern Natural Gas Company, Viking Gas Transmission Company, Minnesota Intrastate Pipeline and Natural Gas Pipeline Company of America. For the same period, Minnegasco's principal suppliers of gas were Pan Alberta Gas, NES, Coastal Gas Marketing and Western Gas Marketing. No other supplier of natural gas accounted for more than 10% of Minnegasco's purchases. In February 1993, Minnegasco completed the sale of its Nebraska distribution system to UtiliCorp for $75.3 million in cash plus an additional payment of $17.8 million for net working capital transferred. In August of 1993, Minnegasco completed the exchange of its South Dakota distribution properties plus $38 million in cash for the Minnesota distribution properties of Midwest Gas, a division of Midwest Power System Inc. ("Midwest"). The UtiliCorp and Midwest transactions terminated Minnegasco's distribution operations outside of Minnesota.

         The following table summarizes by state the number of communities and the estimated number of customers served by the Company as of December 31, 1994:

               SERVICE AREA             COMMUNITIES           NUMBER OF
                LOCATIONS                 SERVED              CUSTOMERS
               Texas                        365                1,175,728

               Minnesota                    221                  612,447

               Arkansas                     376                  426,972

               Louisiana                    178                  261,794

               Oklahoma                      95                  115,075

               Mississippi                   91                  117,209
                                        -----------------------------------
                                           1,326               2,709,225
                                        ===========         ===============

         The following table summarizes the estimated number of customers served by each of the divisions as of December 31, 1994 and 1993, (the estimated number of Arkla customers for 1993 included customers in Kansas. Kansas distribution properties were sold in September of 1994):


                                                          DECEMBER 31,
                                                          ------------
         CUSTOMERS BY DIVISION                     1994                     1993
                                                   ----                     ----
         Entex                                1,375,593                1,359,467
         Arkla                                  721,185                  739,488
         Minnegasco                             612,447                  599,067
                                              ---------                ---------
                          Total               2,709,225                2,698,022
                                              =========                =========

         The Company's approximately 54,313 linear miles of gas distribution mains vary in size from one-half inch to 24 inches. Generally, in each of the cities, towns and rural areas it serves, the Company owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises, and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which the Company receives gas from its suppliers are owned, operated and maintained by suppliers, and the distribution facilities of the Company begin at the outlet of the measuring equipment. These facilities include odorizing equipment usually located on the land owned by suppliers and district regulator installations, in most cases located on small parcels of land which are leased or owned by the Company.


         Throughput information for each of the distribution divisions is as follows:

                                   Year Ended December 31
                                  ------------------------
                                  (billions of cubic feet)
         Throughput       1994             1993             1992
                          ----             ----             ----
         Entex            273.6            252.9            224.9
         Arkla            116.2            126.4            115.3
         Minnegasco       134.4            138.7            151.5
                          ---------------------------------------

            Total         524.2            518.0            491.7
                          =======================================

         Consolidated revenue, throughput and customer data of the distribution divisions are as follows:



                                                 Year Ended December 31
                                                 ----------------------
                                                (in millions of dollars)
                                           1994             1993             1992
                                         ------------------------------------------
 Revenue
 -------
   Sales                                 $1,983.1         $2,032.7         $1,787.4
   Transportation                            18.7             21.6             26.4
   Other                                     23.2             22.6             21.4
                                         ------------------------------------------
      Total                              $2,025.0         $2,076.9         $1,835.2
                                         ==========================================




                                                 Year Ended December 31
                                                 ----------------------
                                                (billions of cubic feet)
                                            1994            1993             1992
                                          -----------------------------------------
 Throughput
 ----------
   Sales
      Residential                           180.0            193.6            185.7
      Commercial                            119.2            126.7            123.9
      Industrial                            136.4            111.7             99.5
   Sales for resale                          19.9             10.2              3.6
   Transportation                            68.7             75.8             79.0
                                          ------------------------------------------
      Total                                 524.2            518.0            491.7
                                          ==========================================





                                                 Year Ended December 31
                                                 ----------------------
                                        1994             1993              1992
                                      -------------------------------------------
 Approximate Average No. of
 --------------------------
 Customers
 ---------
    Residential                       2,463,789        2,424,758        2,477,102
    Commercial                          222,176          221,103          230,069
    Industrial                            2,709            2,624            2,699
    Sales for resale                         22               11                7
                                      -------------------------------------------
      Total                           2,688,696        2,648,496        2,709,877
                                      ===========================================

         In almost all of the communities in which it provides service, the city or other relevant governmental body has granted the Company a franchise to serve, and its service is subject to the terms and conditions of the franchise. In most instances the Company's franchise is not exclusive. The rates at which the Company provides service at retail to its residential and commercial customers are, in all instances, subject to regulation by the relevant state public service commissions and, in Texas, also by municipalities. The services provided by the Company to its industrial customers are largely unregulated in Texas and Louisiana, and are subject to regulatory supervision of differing degrees in each of the other states. See "Regulation."



NATURAL GAS PIPELINE.

         The Company's natural gas pipeline business (collectively referred to as "Pipeline") is conducted principally through the following wholly-owned subsidiaries of the Company: NGT, MRT, NES, NorAm Field Services Corp. ("NFS", formerly known as Arkla Gathering Services Company) and NorAm Hub Services Inc. ("NHS"). Through these subsidiaries and their affiliates, the Company engages in the transmission of natural gas, including gathering, storage and marketing of natural gas. NGT and MRT are interstate pipeline companies, NES serves as the Company's principal natural gas supply aggregator and marketer and NFS owns and operates the natural gas gathering assets previously held by NGT. Through these subsidiaries, the Company engages in both natural gas transportation and sales businesses.

         Effective February 1, 1995, after receipt of all necessary authorization from the Federal Energy Regulatory Commission ("FERC"), NFS assumed ownership and operation of NGT's gathering assets pursuant to a transfer from NGT to NFS of the NGT gathering assets. While the FERC provided for a two-year gathering service option for existing customers under existing terms and conditions, the scope of the FERC's jurisdiction over NFS is limited, and NFS is not generally subject to traditional cost-of-service rate regulation. These gathering assets consist primarily of 3,500 miles of gathering pipeline which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas.

         In March 1993, the Company transferred assets, liabilities and service obligations of Arkla Energy Resources, formerly a division of the Company, into a then newly-formed wholly-owned subsidiary of the Company, now called NGT, pursuant to an order from the FERC approving the transfer. As a result of this transfer of assets, liabilities and service obligations, the FERC now has jurisdiction over NGT's interstate pipeline business, including transportation services and certain of NGT's transactions with affiliates of the Company, which historically were subject to state regulatory oversight. See "Regulation."

         During 1995, the Company plans to continue the upgrade of certain facilities in order to increase deliverability to other interstate pipelines at interconnects near Perryville, Louisiana. This natural gas marketing "hub" known as the Perryville Hub, is operated by NHS.

         Effective as of December 31, 1993, the Company completed a comprehensive settlement agreement with certain subsidiaries of Samson Investment Company pursuant to which a number of outstanding contractual arrangements between the parties were terminated or substantially modified (see "Natural Gas Pipeline" under "Material Changes in the Results of Continuing Operations", included in the 1994 Annual Report to Stockholders and incorporated herein by reference).

         On June 30, 1993, the Company completed the sale of its intrastate pipeline business as conducted by Louisiana Intrastate Gas Corporation and its subsidiaries, LIG Chemical Company, LIG Liquids Corporation and Tuscaloosa Pipeline (the "LIG Group"), to a subsidiary of Equitable Resources, Inc. ("Equitable") for $191 million in cash. The Company agreed to indemnify Equitable against certain exposures, for which the Company has established reserves equal to anticipated claims under the indemnity. The Company acquired the LIG Group in July of 1989. The LIG Group operated a natural gas pipeline system located wholly within Louisiana.

         NGT owns and operates a natural gas pipeline system located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. As described above under "Natural Gas Distribution", effective September 30, 1994 NGT sold to UtiliCorp certain of its pipeline assets in Kansas. At December 31, 1994, the NGT system consisted of approximately 6,400 miles of transmission lines and approximately 3,000 miles of gathering lines. The NGT pipeline system extends generally in an easterly direction from the Anadarko Basin area of the Texas Panhandle and western Oklahoma through the Arkoma Basin area of eastern Oklahoma and Arkansas to the Mississippi River. Additional pipelines extend from east Texas to north Louisiana and central Arkansas, and from the mainline system in Oklahoma and Arkansas to south central Kansas and southwest Missouri. In its system, NGT operates various product extraction plants and compressor facilities related to its gas transmission business. NGT's peak day gas handled during the 1994/95 heating season was approximately 2.40 billion cubic feet ("Bcf"). The system transports gas for third parties as an "open access" transporter, makes sales of gas directly to end users located along its system, and delivers gas to certain of the Company's distribution divisions for retail sales. In 1994, NGT's throughput totaled 570.6 million MMBtu. Approximately 21% of the total throughput was attributable to services provided to Arkla, 7% was attributable to services provided to MRT, and 26% was attributable to gas marketed by NES to other parties. No other customer or supplier accounted for more than 10% of NGT's throughput.

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

         During 1994, MRT's throughput totaled 307.2 million MMBtu. Approximately half of MRT's total 1994 volumes were delivered to its traditional markets along its system in Missouri, Illinois and Arkansas with the remaining volumes delivered to off-system customers. MRT's peak day deliveries during the 1994/95 heating season to its traditional market area customers were approximately 951,000 MMBtu. MRT's largest customer is Laclede Gas Company, which serves metropolitan St. Louis and to which MRT provides service under several long-term firm transportation and storage agreements and an agency agreement. The FERC has jurisdiction over MRT with regard to its interstate pipeline business. See "Regulation."

         The Company owns and operates seven gas storage fields. Four storage fields are associated with NGT's pipeline and have a combined maximum deliverability of approximately 655 million cubic feet ("mmcf") per day and a working gas capacity of approximately 22.5 Bcf. NGT also owns an approximately 10% interest in Koch Gateway Pipeline Company's Bistineau storage field which provides an additional 100 mmcf per day of deliverability and additional working gas capacity of 8 Bcf. The two largest NGT storage fields are located in Oklahoma: the Ada field - capable of delivering approximately 330 mmcf per day, and the Chiles Dome field - capable of delivering 265 mmcf per day. The other NGT storage fields, Ruston and Collinson, are located near Ruston, La. and Winfield, Kansas. Three storage fields are associated with MRT's pipeline and have a maximum aggregate deliverability of approximately 570 mmcf per day and a working gas capacity of approximately 31 Bcf. Most of MRT's storage capacity is located in two fields in north central Louisiana, near Ruston. MRT's other storage field is located at St. Jacob, Illinois off of MRT's East Line. During 1994, all of MRT's storage capacity was subscribed on a firm basis by its customers, who had contracted for the capacity as a result of MRT's FERC Order 636 restructuring proceeding.

         NES markets gas under daily, baseload and term agreements which include either market sensitive or fixed pricing provisions. Fixed priced sales or purchase contracts are hedged using gas futures contracts or other derivative financial instruments. See Notes 1 and 11 of Notes to the Company's Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders. NES gas supplies are purchased from others on both a daily and term basis. Most gas supplies are purchased based on market sensitive pricing. Gas sales for 1994 were 318 million MMBtu of which approximately 82.2% was to unaffiliated parties. Customers are located both on the NGT system and other pipelines. Gas is transported to customers using both firm and interruptible transportation. Sales and services provided by NES are generally not subject to any form of rate regulation.

         As stated above, the Company sold the LIG Group to a subsidiary of Equitable Resources in June, 1993. As a result, LIG's results of operations have been excluded from the following data, although this disposition did not qualify for presentation as "discontinued operations" in the Company's Consolidated Financial Statements. LIG's operating income was $5.6 million for the six months ended June 30, 1993 and $25.1 million for the year ended December 31, 1992. LIG's total throughput was 103.4 million MMBtu for the six months ended June 30, 1993 and 244.1 million MMBtu for the year ended December 31, 1992.

         Consolidated throughput and revenue data for Pipeline is as follows:


                                                       Year Ended December 31
                                                1994             1993             1992
                                              ------------------------------------------
         Throughput (million MMBtu)
            Sales                                228.1            174.8            150.0
            Transportation                       831.8            780.1            752.5
                                              ------------------------------------------
            FERC Order 636
                Elimination(1)                   (63.0)           (24.2)             -
                                              ------------------------------------------
                Total                            996.9            930.7            902.5
                                              ==========================================


         Revenues (in millions of
         dollars)
            Sales                               $751.2           $874.2           $752.9
            Transportation                       261.0            138.7            102.0
                                              ------------------------------------------
               Total                          $1,012.2         $1,012.9           $854.9
                                              ==========================================



         (1) Prior to the implementation of unbundled services pursuant to FERC Order 636, Pipeline's sales rate covered all related services, including transportation to the customer's facility. Under FERC Order 636, when Pipeline acts as a merchant, the sales transaction is independent of (and may not include) the transportation of the volume sold. Therefore, when the sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput.


         During the 1980s, the Company, as most other pipelines, was compelled to resolve a number of significant disputes with its suppliers under contracts which allegedly required the Company to take or, if not taken pay for, quantities of gas in excess of its available sales markets and/or at prices generally above the levels required by such markets. These disputes, generally referred to as "take-or-pay" claims, have been resolved in a number of ways, including both buy-out/buy-downs and payments for gas in advance of its delivery. In the third quarter of 1989, the Company recorded a pre-tax Special Charge of $269 million related to these claims. The amount shown as "Gas Purchased in Advance of Delivery" in the Company's Consolidated Balance Sheet and the component of "Investments and Other Assets" bearing the same caption (See Note 1 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders) represents, in substantial part, amounts paid to suppliers in conjunction with the above referenced settlements. These prepayments for gas were made at varying prices but have been reduced to their estimated net realizable value (which approximates fair value) and, to the extent that the Company is unable to realize at least this amount through sale of the gas as delivered over the life of these agreements, its earnings will be adversely affected, although such impact is not expected to be material.

         In addition, the Company's Consolidated Balance Sheet includes an accrual representing its estimate of the amount it will be required to pay in settlement of all remaining claims, including those not yet asserted. While the vast majority of such claims have been settled, the Company is committed, under certain of these settlements, to make additional payments, expects that other such claims may be asserted and that amounts may be expended in settlement of such claims. The Company currently expects that the amount of such settlements, if any, in excess of existing reserves will not be material.

         The Company is committed under certain agreements to purchase certain quantities of gas in the future. At December 31, 1994, the Company had the following gas take commitments under its agreements which are not variable-market-based priced:


                                   Volume                 Value                 Price
                                (millions of              ($ in               ($/MMBtu)
                                   MMBtu)               millions)
                                ------------            ---------             ---------
             1995                       20.2                $45.7                 $2.26
             1996                       15.7                 36.0                  2.29
             1997                       14.5                 32.5                  2.24
             1998                       11.5                 24.0                  2.08
         Beyond 1998                     5.7                $12.4                 $2.17


         At December 31, 1994, the Company had the following gas take commitments under its agreements which are variable-market-based priced, valued using an average spot price over the delivery period of approximately $1.74/MMBtu:

                                                                               Average
                                   Volume                 Value                 Price
                                (millions of              ($ in               ($/MMBtu)
                                   MMBtu)               millions)
                                ------------            ---------             ---------

             1995                      85.6(1)             $137.0                 $1.60
             1996                       9.0                  18.3                  2.03
             1997                       5.1                  11.6                  2.27
             1998                       3.0                   7.7                  2.57
         Beyond 1998                    4.1                 $11.0                 $2.68


        (1)      Includes approximately 74.9 million MMBtu of gas subject to 3
                 - 6 month term purchase agreements at NES which, in general, are matched with sales agreements with similar terms.


         In order to mitigate the risk from market fluctuations in the price of natural gas and transportation during the terms of these commitments, the Company enters into futures contracts, swaps and options, (see Notes 1 and 11 of Notes to Consolidated Financial Statements included in the Company's 1994
Annual Report to Stockholders). The Company has entered into swaps in which one party agrees to pay either a fixed price or a fixed differential from the NYMEX price per MMBtu of gas, while the other party agrees to pay a price based on a
published index.   In no case are these derivatives held for trading purposes.
To the extent that the Company expects that these commitments will result in losses over the contract term, the Company has established reserves equal to such expected losses.

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

         Historically, competition in the sale and transportation of natural gas was limited due to the pervasive nature of the regulation of the industry and the long-term nature of the service obligations assumed by its participants. As a result, the Company's results of operations were largely affected by local factors, including the effects of local regulation. Over the past few years, however, regulatory and economic developments have significantly reduced the influence of such factors, particularly with respect to the Company's transmission and marketing operations. At the federal level, regulations governing natural gas transmission and marketing have been redesigned in order to promote intense competition between natural gas transporters and marketers. From an economic perspective, in recent years the energy industry, including the natural gas industry, has been characterized by a surplus of product deliverability (and, in the case of natural gas transportation in certain locations during certain seasons, a surplus of capacity), which also has increased the level of competition.

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

         Largely as a result of increasing competition, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to NGT's transactions and balances in 1992, see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders and incorporated herein by reference. These trends in competition are expected to continue, although not necessarily at the same rate as in the past.

         The Company's distribution units also face competition. As with customers served by the Company's transmission and marketing units, over the last few years the Company's small industrial and large commercial customers served through its distribution units increasingly have been the target of other companies engaged in the natural gas business seeking to sell gas directly or transport third-party gas to customers currently served through the Company's distribution units. In some cases, these other companies seek to provide such service through newly constructed facilities, thereby bypassing the facilities installed by the Company to serve such customers. The Company has met such competition by adopting new programs which, in some instances, have provided its competitors with access to its sales customers, but through the use of the Company's facilities. The Company also faces competition with respect to such customers from fuel oil, electricity, energy conservation products, and in certain instances, liquified petroleum gas.

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

         In addition to competition, the Company's business is also affected at all levels by the seasonality of weather and general economic conditions. Because one of the significant markets for natural gas is use in space heating, demand for natural gas and gas transportation services is generally seasonal in nature. The Company has obtained rate design changes in its regulated businesses which generally have reduced the sensitivity of the Company's earnings to changes in natural gas consumption prompted by seasonal weather patterns and further such changes are anticipated. Additionally, in recent years, the Company's transmission and marketing units have increased the volume of their off-season sales by expanding their markets to include additional industrial users of gas, gas-fired electric generators, and customers seeking gas in the summer to fill storage. Even with increased summer demand, however, the price of natural gas and gas transportation services continues to be seasonal in nature, with prices generally significantly lower in the summer than in winter. While the Company's distribution units also have sought to increase the level of their off-season sales, the opportunity to do so within their historic service areas is limited.

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

REGULATION.


         The Company's business operations are significantly affected by regulation. This regulation occurs at all levels -- federal, state and local -- and has the effect, among other things, of: (i) requiring that the Company seek and obtain certain approvals before it may undertake certain acts, (ii) regulating the level of rates which the Company may charge for certain of its services and products, and (iii) imposing certain conditions on the Company's conduct of its business.

         The Company is significantly affected by the regulations of the FERC. In 1992, the FERC promulgated its Order 636, which comprehensively revised regulations regarding the sale and transportation of natural gas on interstate pipeline systems. FERC Order 636 required interstate pipelines to "unbundle" their service into their component parts, such as gas supply, storage and transportation, and make such components separately available as services to their customers. FERC Order 636 is currently the subject of an appeal to the U.S. Court of Appeals, D.C. Circuit. Until such time as this appeal is resolved, there will continue to be some uncertainty in the natural gas industry respecting the full effect of FERC Order 636.

         The changes to the industry brought about by FERC Order 636 also have affected and will continue to affect the business environment in which the Company's local distribution units operate in those geographical areas where gas supplies are delivered on interstate pipelines. The impact is less pronounced in the case of Entex, where a significant portion of supplies are delivered on intrastate pipelines. FERC Order 636 has increased, and in some cases likely will continue to increase, the number and diversity of potential suppliers and products available to meet the supply needs of each distribution unit. In addition, the requirement that pipelines "unbundle" their services permits the Company's distribution units to avoid the purchase -- and, thus, the cost -- of services which they do not require. On the other hand, the elimination of the right of local distribution companies to require service from interstate pipelines in the absence of a contract will expose local distributors to an increased risk of supply disruption and the potential for increased review from some state regulatory agencies. In addition, the ability of holders of firm transportation capacity entitlements to assign their capacity rights to other parties, coupled with the ability of those holders to change the points at which that capacity is used, likely will increase the competitive pressures faced by local distributors. This is because such provisions will expand the incentives for and capabilities of third parties to build new facilities from nearby pipelines which bypass the existing facilities of the incumbent local distributors.

         Under FERC Order 636, the Company's distribution units have incurred increased costs as a result of the recovery by their pipeline suppliers through their rates of those pipelines' FERC Order 636-related "transition costs". In some cases, the recovery of transition costs remains unresolved. In addition, the ratemaking provisions of FERC Order 636 have increased the fixed costs incurred by distribution companies in reserving firm transportation capacity on their pipeline suppliers. While the Company's distribution units generally expect to be able to recover all of these increased costs in their retail rates, the resulting increases may adversely affect their competitive posture relative to alternate fuels and suppliers.

         As described below, the Company is involved in several significant proceedings before the FERC.

         In one such set of proceedings, NGT and MRT are appealing the FERC's approval of NGT's and MRT's proposal to sell approximately 250 Mmcf per day of capacity in certain NGT and MRT facilities to ANR Pipeline Company ("ANR"). During 1994, the FERC approved the parties' agreements (the "Agreement") covering the transaction, but imposed certain conditions inconsistent with the Agreement. NGT, MRT, and ANR are appealing the FERC's order. The Company currently cannot predict with certainty the outcome of its appeal. This sale by NGT and MRT to ANR is also subject to acceptable approval by the Federal Trade Commission, which has issued an order approving the transaction. Should the transaction not be completed as a sale, the Agreement requires that the parties operate under separate agreements pursuant to which the Company would instead provide transportation services generally to ANR until May 31, 2005. See "Management Analysis - Commitments and Contingencies - Sale of Pipeline Facilities" included in the Company's 1994 Annual Report to Stockholders.

         As circumstances warrant, both NGT and MRT regularly seek authorization from the FERC for changes in their rates. In late 1992, NGT filed a two-phase case to fully implement service under FERC Order 636 by (1) settling rates for historical pre-FERC Order 636 services and (2) establishing new rates for services to be provided under FERC Order 636. The first phase was approved by the FERC and accepted by all parties. A request for rehearing on the second phase of the case had been filed by one party but was denied by the FERC in November 1994. This action by the FERC terminated the proceeding and established the level of rates for NGT's FERC Order 636 services retroactive to September 1, 1993, which did not result in any refund in excess of amounts previously reserved. In August 1994, NGT filed at the FERC for a $42.5 million annual rate increase, which case was subsequently accepted for filing with rates that became effective in February 1995 subject to refund. A procedural schedule has been established for the rate proceeding, with a hearing scheduled for August 1995.

         In July, 1994, the FERC issued an order approving a settlement resolving both MRT's rate case and the recovery of MRT's Order 636 gas supply realignment costs from its customers. The rate case settlement established rates retroactively from April, 1993 until MRT's next rate case, which MRT is obligated to file no later than April 1, 1996. The rate case settlement resulted in a refund of $12.7 million which had been collected subject to refund and thus was fully reserved. MRT's gas supply realignment cost recovery proceedings were also resolved as part of the rate case settlement, as well as most issues regarding MRT's future recovery of these costs. MRT expects to recover approximately 89% of all gas supply realignment costs pursuant to the terms of the settlement.

         Also in 1994, MRT received approval of its settlement with Koch Gateway Pipeline Company, thus resolving nearly a decade of regulatory proceedings before the FERC by MRT's upstream, historic pipeline suppliers to recover a portion of their take-of-pay related costs.

         At the state and local level, the primary effect of regulation of the Company relates to the rates charged by the Company's various distribution units for the services they provide to their customers. These services generally include both gas transportation and gas sale services. During 1994 Minnegasco and Arkla obtained increases in their local rates from the appropriate Minnesota, Arkansas, and Oklahoma regulatory agencies. Entex engaged in no major rate initiatives during 1994.

         On October 24, 1994 the Minnesota Public Utilities Commission ("MPUC") issued its order in the rate case filed by Minnegasco in November 1993. The order allowed Minnegasco a rate increase of $8.1 million, compared to $22.7 million requested, and $14.6 million allowed in interim rates. In addition, Minnegasco was allowed to reduce its interim rate refund for unrecovered conservation improvement program ("CIP") costs and $.3 million of unrecovered prior rate case costs. To the extent certain unrecovered CIP costs are used to reduce the interim rate refund, the allowed revenue may be reduced. The revenue increase was based on an overall rate of return of 9.67% and a return on equity of 11.0%. Minnegasco asked for reconsideration on certain issues in the MPUC's decision. On February 2, 1995 the MPUC orally upheld its original decision. The Company has provided a reserve for the interim rate refund, including interest. It is currently Minnegasco's intention to appeal certain portions of this order as well as prior MPUC's decisions (1) providing that a portion of the cost of responding to certain gas leak calls not be allowed in rates and (2) that Minnegasco's non-regulated appliance sales and service operations must pay the regulated operations an amount for the use of Minnegasco's name, image and reputation.

         In May 1994, Arkla filed for a $10 million annual rate increase in
Arkansas.    In March 1995, the Arkansas Public Service Commission (the "APSC")
issued an order approving a settlement among Arkla, the APSC and certain of Arkla's customers which provided for (1) an annual rate increase of
approximately  $7 million and   (2) an agreement not to file another rate
application in Arkansas before June of 1996. In November 1994, Arkla implemented rates representing an annual increase of $1.8 million in Louisiana pursuant to an Annual Rate Adjustment Mechanism filing made in September 1994. In May 1994, Arkla filed for a $6 million rate increase in Oklahoma. In December 1994, a settlement was reached in Oklahoma whereby Arkla (1) received a $4.2 million annual rate increase, (2) agreed not to make an additional rate increase filing prior to July 1997 unless its return on equity falls below a specified level and (3) agreed to file a capacity and gas supply plan by September 1995.

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

         In October 1994 , MRT was notified by the United States Environmental Protection Agency that it, along with a number of other companies, had been named under federal law as potentially responsible parties for the release or threatened release of hazardous substances at the South 8th Street Landfill located in West Memphis, Arkansas. MRT may be required to share in the cost of the remediation of the site, however, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         With the acquisition of Diversified Energies, Inc. ("DEI")   in
November 1990, the Company acquired Minnegasco, a natural gas distribution company headquartered in Minneapolis, Minnesota, which owns or is otherwise associated with a number of sites where manufactured gas plants ("MGPs") were previously operated.

         From the late 1800s to 1960, Minnegasco and its predecessors manufactured gas at a site in Minnesota, located in Minneapolis near the Mississippi River (the "Minneapolis Site"), which site is on Minnesota's Permanent List of Environmental Priorities. Minnegasco is working with the Minnesota Pollution Control Agency to implement an appropriate response action. At this time, however, the specific method and extent of required remediation are not known for the entire site.

         There are six other former MGP sites in Minnesota in the service territory in which Minnegasco operated at December 31, 1994. Of these six sites, Minnegasco believes that two were neither owned nor operated by Minnegasco, two were owned at one time by Minnegasco but were operated by others and are currently owned by others, one is presently owned by Minnegasco but was operated by others and one was operated by Minnegasco for a short period and is now owned by others. Minnegasco believes it has no liability with respect to the sites neither owned nor operated by Minnegasco. In addition, there are seven former MGP sites in Nebraska and two in South Dakota in the service territory in which Minnegasco operated at December 31, 1992. As a part of the sale of the Nebraska operations, the buyer has assumed liability for five Nebraska sites. Minnegasco had previously disposed of the other two Nebraska sites. The South Dakota sites were not operated by Minnegasco or its predecessors. Minnegasco believes it is not liable for remediation of the Nebraska and South Dakota sites.

         At December 31, 1994 and 1993, Minnegasco had recorded a deferred charge of $.8 million and $1.3 million, respectively, related to the Minneapolis Site and has estimated a range of $40 million to $129 million for the possible remediation of Minnesota sites. The low end of the range was determined using only those sites presently or once owned or known to have been operated by Minnegasco, assuming Minnegasco's proposed remediation methods.
The upper estimate of the range was determined using the Minnesota sites once owned by Minnegasco, whether or not operated by Minnegasco, and using alternative, more costly remediation methods. The cost estimates for the Minneapolis Site are based on studies made of that site. The remediation cost for other sites is based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation by other potentially responsible parties, if any, and the remediation methods used.

         At December 31, 1994 and 1993, the Company had recorded a liability of $43.8 million and $26.8 million, respectively, to cover the probable costs of remediation. In connection with its 1992 rate case, Minnegasco was allowed to recover through rates over five years, without carrying costs, the deferred costs at December 31, 1992, and was allowed $3.1 million annually to cover on-going clean-up costs. In its 1993 rate case, Minnegasco was allowed $2.1 million annually to recover amortization of previously deferred costs and on-going clean-up costs. Any amounts in excess of $2.1 million in any individual year are to be deferred for future rate recovery. The Company currently expects that any cash expenditures for these costs in excess of the amount recovered in rates during any year will not be material to the Company's overall cash requirements. In accordance with SFAS 71, a regulatory asset has been recorded equal to the amount accrued. The Company is pursuing recovery of costs from its insurers and other potentially responsible parties.

         In addition to the Minnesota MGP sites described above, the Company's distribution divisions are investigating the possibility that the Company or predecessor companies may be or may have been associated with other MGP sites in the service territories of the distribution divisions. At the present time, the Company is aware of some plant sites in addition to the Minnesota sites and is investigating certain other locations. While the Company's evaluation of these other MGP sites is in its preliminary stages, it is likely that some compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, as with the Minnesota remediation costs for MGP described herein, the Company expects to provide an appropriate accrual and seek recovery for such remediation costs through all appropriate means, including regulatory relief.

         In addition, the Company, as well as other similar firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been disposed of improperly. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification.

         To the extent that potential environmental compliance costs are quantified within a range, the Company establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. If justified by circumstances within the Company's businesses still subject to SFAS 71, corresponding regulatory assets are set up in anticipation of recovery through the ratemaking process. At December 31, 1994, the Company had recorded a liability of $3.3 million (with a maximum estimated exposure of approximately $18 million) for environmental matters in addition to those described above, with an offsetting regulatory asset.
         While the nature of environmental contingencies makes complete evaluation impracticable, the Company currently is aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows of the Company.

         Other legislative proposals affecting the industry have been and may be introduced before the Congress and state legislatures, and the FERC and various state agencies currently have under consideration various policies and proposals, in addition to those discussed above, that may affect the natural gas industry. It is not possible to predict what actions, if any, the Congress, the FERC or the states will take on these matters, or the effect any such legislation, policies, or proposals may have on the activities of the Company.

MERGERS, ACQUISITIONS AND DISPOSITIONS.

         All levels of the natural gas industry -- transmission and marketing, distribution, and exploration and production -- have undergone a number of acquisitions, divestitures and combinations in recent years, and the Company has been a party to several such transactions, including, as previously described, the sale of Arkla's Kansas distribution properties and certain of NGT's Kansas pipeline assets in September 1994, the exchange of Minnegasco's South Dakota distribution properties in August of 1993, the sale of the LIG Group in June of 1993 and the sale of Minnegasco's Nebraska distribution properties in February 1993, and as described more fully below, the sale of the Company's exploration and production business in December 1992, the sale of Dyco Petroleum and the acquisition of The Hunter Company in 1991, its merger with DEI, the parent company of Minnegasco in 1990, its acquisition of the LIG Group in 1989 and its merger with Entex in 1988. The Company reviews possible transactions from time to time and may engage in other business combinations in the future that are not specifically described herein.

         On December 31, 1992, the Company completed the sale of the stock of AEC to Seagull for approximately $397 million in cash (including $7.3 million removed from AEC just prior to closing). This sale terminated the Company's activities in the exploration and production business and, accordingly in 1992, the Company reclassified the results of operations of AEC to discontinued operations in the accompanying Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders.

         The Company previously conducted operations in the radio communications business through Johnson and EnScan, Inc. ("EnScan") which were acquired in conjunction with the merger with DEI. In early 1992, EnScan merged with Itron, Inc. ("Itron") of Spokane, Washington, of which, the Company owned at March 1, 1995, common stock representing ownership of approximately 12.5% of the combined enterprise, which is managed by Itron. In December 1994 and January 1995 the Company sold 480,000 shares of Itron common stock in a public offering, resulting in the reduction of the Company's stock ownership percentage of Itron common stock from 18.5% to the current 12.5%. Based on a March 1, 1995 price quotation on the NASDAQ, the market value of the Company's interest is approximately $40.4 million. It is currently the Company's intention to dispose of its investment in the combined enterprise over the next several years at times to be determined principally by economic factors in the markets available for the sale or exchange of such interests. In July 1992, the Company sold the stock of Johnson for total consideration of approximately $40 million, receiving cash proceeds of approximately $15 million at closing and retaining an investment currently valued at approximately $5 million.

         In addition to the EnScan and Johnson transactions described above, during recent years, the Company has disposed of substantially all of its non-gas related businesses, including, in late 1992 the sale of the principal assets of Arkla Products Company, which was originally sold as a part of the 1984 sale of Arkla Industries and conducted operations for the Company in the gas grill manufacturing business after it was reacquired by the Company due to Preway Inc.'s default on certain revenue bonds for which the Company was secondarily liable. Prior to its merger with the Company in 1988, Entex similarly disposed of substantially all of its non-gas related assets through the sale in 1986 of certain of the assets of Allied Materials Corporation, and the sale in 1987 of the stock of University Savings Association, Entex Petroleum, Inc., and Big Chief Drilling Company, and certain of the Entex coal properties, with its remaining non-gas subsidiary, Datotek, disposed of by the Company in 1990. For a further discussion of certain of these matters, see
Note 9 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders incorporated herein by reference.


EMPLOYEES.

         The Company employs approximately 6,840 persons and has retirement plans for the majority of its employees and maintains contributory group life, medical, dental and disability insurance plans for its employees as well as certain other benefit plans for its retirees.


ITEM 2.  PROPERTIES.

         The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. See "Natural Gas Distribution" and "Natural Gas Pipeline".


ITEM 3.  LEGAL PROCEEDINGS.

         In October 1992, the Resolution Trust Corporation filed suit (initially seeking damages of at least $535 million, later amended to seek damages of at least $520 million) in United States District Court for the Southern District, Houston Division, against the Company (as a successor-in-interest to Entex, Inc. which merged with the Company in 1988) and certain other defendants for alleged harm resulting from the 1989 failure of University Savings Association ("USA"), a thrift institution in Houston, Texas. In November 1994, the Company announced that it, together with the other defendants, had entered into a final settlement of this litigation. The net effect of this settlement, as adjusted for insurance recovery, legal expenses incurred, certain other USA-related expenses and the legal expense reserve previously recorded, was a pre-tax charge to discontinued operations of $3.3 million ($2.1 million after-tax) in the fourth quarter of 1994, see Note 10 of Notes to Consolidated Financial Statements included in the Company's 1994 Annual Report to Stockholders.

         On August 6, 1993, the Company, its former subsidiary, AEC and Arkoma Production Company ("Arkoma"), a subsidiary of AEC, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas (the "Court"). This complaint alleges that the Company, AEC and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, AEC and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss, but a hearing date for the appeal has not yet been set. The underlying facts forming the basis of the allegations in the State Claim also formed the basis for allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim, the Company continues to believe the State Claim is without merit, intends to vigorously contest the appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


REGULATION S-K, ITEM 401(B).  EXECUTIVE  OFFICERS OF THE COMPANY.

         The following table sets forth certain information concerning the "executive officers" of the Company (as defined by the Securities and Exchange Commission) as of March 9, 1995:

                                                                  BUSINESS EXPERIENCE DURING
        NAME                          AGE                                PAST 5 YEARS
        ----                          ---                                ------------
T. Milton Honea                       62                       President of the Company, 10/93 to
                                                               present,
                                                               Chairman of the Board and Chief
                                                               Executive Officer of the Company,
                                                               12/92 to present,
                                                               Vice Chairman of the Board, 7/92 to
                                                               12/92,
                                                               Executive Vice President of the
                                                               Company, 10/91 to 7/92,
                                                               President and Chief Operating Officer-
                                                               Arkansas Louisiana Gas Company from at
                                                               least 1/90 to 10/91


Michael B. Bracy                      53                       Executive Vice President and Principal
                                                               Financial Officer of the Company,
                                                               10/91 to present,
                                                               Chief Executive Officer, Arkla
                                                               Pipeline Group and Executive Vice
                                                               President of the Company from at least
                                                               1/90 to 10/91




Hubert Gentry, Jr.                    63                       Senior Vice President and General
                                                               Counsel of the Company, 8/90 to
                                                               present
                                                               Secretary of the Company, 7/92 to
                                                               present
                                                               Executive Vice President and General
                                                               Counsel - Entex from at least 1/90 to
                                                               8/90

        NAME                          AGE                        BUSINESS EXPERIENCE DURING
        ----                          ---
                                                                        PAST 5 YEARS
                                                                        ------------
Rick L. Spurlock                      49                       Senior Vice President, Human Resources
                                                               and Administrative Services of the
                                                               Company, 12/90 to present
                                                               Vice President, Corporate Human
                                                               Resources of the Company from at least
                                                               1/90 to 12/90


William H. Kelly                      55                       Senior Vice President, Planning and
                                                               Treasurer of the Company, 2/94 to
                                                               present,
                                                               Senior Vice President, Planning and
                                                               Investor Relations of the Company,
                                                               10/91 to 2/94,
                                                               Senior Vice President and Chief
                                                               Financial Officer of the Company from
                                                               at least 1/90 to 10/91



Jack W. Ellis, II                     41                       Vice President and Controller of the
                                                               Company, 12/89 to present


Michael H. Means                      46                       President and Chief Operating
                                                               Officer, Arkansas Louisiana Gas
                                                               Company, 10/91 to present, Vice
                                                               President Arkansas Division, Arkansas
                                                               Louisiana Gas Company from at least
                                                               1/90 to 10/91


Howard E. Bell                        61                       President and Chief Operating Officer-
                                                               Entex, 8/88 to 12/94
                                                               Retired effective 12/31/94

        NAME                          AGE                        BUSINESS EXPERIENCE DURING
        ----                          ---
                                                                        PAST 5 YEARS
                                                                        ------------
Robert N. Jones                       42                       President and Chief Operating Officer
                                                               of Entex, 1/95 to present
                                                               Executive Vice President of Entex,
                                                               4/94 to 1/95
                                                               Vice President & Manager of Houston
                                                               Division, 3/92 to 4/94
                                                               Vice President & Manager of
                                                               Mississippi Division, from at least
                                                               1/90 to 3/92

Michael T. Hunter                     44                       President and Chief Operating Officer
                                                               of Mississippi River Transmission
                                                               Corporation and Executive Vice
                                                               President, Arkla Pipeline Group, 12/89
                                                               to present



Gary N. Petersen                      42                       President and Chief Operating Officer
                                                               of Minnegasco 9/91 to present,
                                                               Executive Vice President and Chief
                                                               Operating Officer of Minnegasco,
                                                               Senior Vice President of DEI and
                                                               Executive Vice President and Chief
                                                               Operating Officer of Minnegasco, Inc.,
                                                               Vice President, Gas Supply and
                                                               Regulatory Administration - Minnegasco
                                                               from at least 1/90 to 9/91



William A. Kellstrom                  53                       President of NorAm Energy Services,
                                                               Inc., 9/92 to present
                                                               President of Tenaska Marketing
                                                               Ventures from at least 1/90 to 9/92

         Name                         Age                        Business Experience During
         ----                         ---
                                                                        Past 5 Years
                                                                        ------------
Dale C. Earwood                       39                       President of NorAm Field Services
                                                               Corp., 10/93 to present,
                                                               Vice President of Arkla Energy
                                                               Resources Company, 4/94 to 1/95,
                                                               Senior Vice President & General
                                                               Counsel, Arkla Pipeline Group, from at
                                                               least 1/90 to 4/94





         On March 20, 1995, the Company appointed Charles M. Oglesby to be President of the newly created NorAm Trading & Transportation Group, a division of the Company. The appointment will be effective on April 1, 1995. This group includes NGT, MRT, NES and NFS. Mr. Oglesby was previously a Vice President of Coastal Corporation and President and Chief Executive Officer of Coastal Gas Service Company, Coastal's gas marketing, gathering and processing company.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The information required hereunder applicable to market, number of security holders and dividend history is shown on page 52 of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data required hereunder is included on page 34 of the 1994 Annual Report to Stockholders, which data is incorporated herein by reference. For information, if any, concerning accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in selected financial data, see Notes to Consolidated Financial Statements on pages 57 through 72 of the 1994 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The required information is included on pages 34 through 52 of the 1994 Annual Report to Stockholders, which pages are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements of the Company and auditor's report are set forth on pages 53 through 73 of the 1994 Annual Report to Stockholders, which pages are incorporated herein by reference.

         Statement of Consolidated Income for the years ended December 31, 1994, 1993, and 1992.

         Consolidated Balance Sheet as of December 31, 1994 and 1993.

         Statement of Consolidated Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

         Statement of Consolidated Cash Flows for the years ended December 31, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.


         The required supplementary data concerning quarterly results of operations is set forth on page 74 of the 1994 Annual Report to Stockholders, which page is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

         The information appearing under the caption "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement, for the Annual Meeting of Stockholders to be held on May 9, 1995, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act") is incorporated herein by reference. See also "Regulation S-K, Item 401(b)" appearing in Part I of this Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION.

         The information appearing under the caption "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 1995, to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information appearing under the captions "Voting" and "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 1995 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 9, 1995 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(A)(1) FINANCIAL STATEMENTS

Included under Item 8 are the following financial statements:

Statement of Consolidated Income for the years ended December 31, 1994, 1993 and 1992.

Consolidated Balance Sheet as of December 31, 1994 and 1993.

Statement of Consolidated Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992.

Statement of Consolidated Cash Flows for the years ended December 31, 1994, 1993 and 1992.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.


(A)(2) FINANCIAL STATEMENT SCHEDULES                                Page
------------------------------------                                ----
Report of Independent Accountants                                   29
Schedule II - Valuation and Qualifying
  Accounts                                                          30


All other schedules for which provision is made in applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.

(A)(3)  EXHIBITS

*        (Asterisk indicates exhibits incorporated by reference herein).
Pursuant to Item 601(b)(4)(iii), the Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

          *3.1 Restated Certificate of NorAm Energy Corp., dated May 11, 1994 as amended, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (33-52853).

          *3.2 By-Laws of NorAm Energy Corp., dated May 11, 1994, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (33-54241).

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

         *10.11 Agreement and Plan of Merger, dated as of July 30, 1990, between NorAm Energy Corp., Diversified Energies, Inc. and Minnegasco, Inc., incorporated by reference to Exhibit A to the Company's Registration Statement on Form S-4 (Reg. No. 33-27428).

         *10.12 Employment Agreement, dated September 4, 1992, between NorAm Energy Corp. and William A. Kellstrom, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Year Ended 1993.

         *10.13 Employment Agreement, dated February 3, 1993 between NorAm Energy Corp. and Howard E. Bell, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Year Ended 1993.

         *10.14 Incentive Equity Plan, incorporated herein by reference to Appendix B of Proxy Statement, Annual Meeting of Stockholders May 10, 1994.

         *10.15 Non-Employee Director Restricted Stock Plan, incorporated here by reference to Appendix D of Proxy Statement, Annual meeting of Stockholders May 10, 1994.

          12     Computation of Ratio of Earnings to Fixed Charges.

          13 The portions of the Annual Report to Stockholders for the year ended December 31, 1994 incorporated by reference into this Form 10-K.

          21     Subsidiaries of the Company.

          23     Consent of Coopers & Lybrand L.L.P.

          24 Powers of Attorney from each Director of NorAm Energy Corp. whose signature is affixed to this Form 10-K.

          27     Financial Data Schedule

         (B) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT


         None

                       REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
NorAm Energy Corp.:

Our report on the consolidated financial statements of NorAm Energy Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 73 of the 1994 Annual Report to Stockholders of NorAm Energy Corp. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 25 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                               /s/  COOPERS & LYBRAND  L. L. P.


Houston, Texas
March 24, 1995

          Schedule II - Valuation and Qualifying Accounts and Reserves


                               NORAM ENERGY CORP.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (in thousands of dollars)

                   Column                          Column              Column                Column       Column
                     A                                B                   C                     D            E
      ----------------------------------          ---------    ------------------------    -----------  -----------
                                                                       Additions
                                                   Balance     Charged to    Charged to                  Balance at
                                                  Beginning     Costs and      Other                       End of
                Description                       of Period     Expenses      Accounts      Deductions     Period
      ----------------------------------          ---------    ----------    ----------    -----------  -----------
      Reserves which are deducted in the
        balance sheet from assets to
        which they apply:

(a)   Allowance for Doubtful Accounts
        Receivable

          Year ended December 31, 1994            $  11,296    $  10,774      $  1,741      $  12,420     $  11,391

          Year ended December 31, 1993            $  12,003    $  10,393           744      $  11,844     $  11,296

          Year ended December 31, 1992            $   9,265    $  12,658         1,510      $  11,430     $  12,003

(b)   Deferred Tax Asset Valuation Allowance

          Year ended December 31, 1994            $  10,023    $                            $   4,049     $   5,974

          Year ended December 31, 1993            $   9,997    $      26                    $             $  10,023

          Year ended December 31, 1992            $  18,429    $       3                    $   8,435(1)  $   9,997


 (1) Valuation allowance associated with state net operating loss carryforward benefits ("NOL's") of Arkla Exploration Company which was sold in 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NorAm Energy Corp.
                                        (Registrant)

                                        By  /s/  T. Milton Honea
                                           -------------------------------------

                                           (T. Milton Honea)
                                           Chairman of the Board, President
                                           and Chief Executive Officer


                                        By  /s/  Michael B. Bracy
                                           -------------------------------------

                                           (Michael B. Bracy)
                                           Executive Vice President
                                           (Principal Financial Officer)


                                        By  /s/  Jack W. Ellis, II
                                           -------------------------------------

                                           (Jack W. Ellis, II)
                                           Vice President and
                                           Corporate Controller
                                           (Principal Accounting Officer)

Date:  March 30, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         Signature                           Title                       Date
         ---------                           -----                       ----
 /s/ T. Milton Honea                         Director                 March 30, 1995
 ------------------
 (T. Milton Honea)

MICHAEL  B. BRACY*                           Director
(Michael B. Bracy)

JOE E. CHENOWETH*                            Director
(Joe E. Chenoweth)

O. HOLCOMBE CROSSWELL*                       Director
(O. Holcombe Crosswell)

WALTER  A. DeROECK*                          Director
(Walter A. DeRoeck)

DONALD  H. FLANDERS*                         Director
(Donald H. Flanders)

MICKEY  P. FORET*                            Director
(Mickey P. Foret)

JOHN P. GOVER*                               Director
(John P. Gover)

JOSEPH M. GRANT*                             Director
(Joseph M. Grant)

ROBERT C. HANNA*                             Director
(Robert C. Hanna)

W. JEFFREY HART*                             Director
(W. Jeffrey Hart)

MYRA  JONES*                                 Director
(Myra Jones)

SIDNEY MONCRIEF*                             Director
(Sidney Moncrief)

LARRY  C. WALLACE*                           Director
(Larry C. Wallace)

D. W. WEIR,  SR.*                            Director
(D. W. Weir, Sr.)




*By  /s/  T. Milton Honea                    March 30, 1995
   ----------------------
     (T. Milton Honea
     Attorney-in-Fact)



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 1-3751

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

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                            EMPLOYER IDENTIFICATION
                            (I.R.S. NO. 72-0120530)

                  1600 SMITH, 11TH FLOOR, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (713) 654-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




                                    EXHIBITS

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
 *3.1    Restated Certificate of NorAm Energy Corp.,
         dated May 11, 1994 as amended, incorporated herein
         by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-3 (33-52853).

 *3.2 By-Laws of NorAm Energy Corp., dated May 11, 1994, incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form
         S-8 (33-54241).

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
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

*10.11   Agreement and Plan of Merger, dated as of July
         30, 1990, between NorAm Energy Corp.,
         Diversified Energies, Inc. and Minnegasco, Inc., incorporated by reference to Exhibit A to the Company's
         Registration Statement on Form S-4 (Reg. No. 33-27428).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
*10.12   Employment Agreement, dated September 4, 1992,
         between NorAm Energy Corp. and William A. Kellstrom,
         incorporated herein by reference to Exhibit 10.14
         to the Company's Annual Report on Form 10-K for
         the Year Ended 1993.

*10.13 Employment Agreement, dated February 3, 1993 between NorAm Energy Corp. and Howard E. Bell, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the Year Ended 1993.

*10.14 Incentive Equity Plan, incorporated herein by reference to Appendix B of Proxy Statement,
         Annual Meeting of Stockholders May 10, 1994.

*10.15 Non-Employee Director Restricted Stock Plan, incorporated here by reference to Appendix D of Proxy Statement, Annual meeting of Stockholders
         May 10, 1994.

 12      Computation of Ratio of Earnings to Fixed Charges.

 13 The portions of the Annual Report to Stockholders for the year ended December 31, 1994 incorporated by reference into this Form 10-K.

 21      Subsidiaries of the Company.

 23      Consent of Coopers & Lybrand L.L.P.

 24      Powers of Attorney from each Director of NorAm
         Energy Corp. whose signature is affixed to this Form 10-K.

 27      Financial Data Schedule