Form 10-Q
period 1995-03-31
NORAM ENERGY CORP
filed 1995-05-15
CIK 7314

Page 1 of 20


                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


               For the Quarter Ended March 31, 1995


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


                          (713) 654-5100
       (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                 at April 19, 1995 - 123,549,226


                 Exhibit Index Appears on Page 19
                                                           Page 2







                              INDEX


                                                       Page

Part I.   Financial Information


     Item 1.   Financial Statements

          Consolidated Balance Sheet - March 31, 1995 and 1994
            and December 31, 1994                           4

          Consolidated Statement of Income - Three Months Ended
            March 31, 1995 and 1994                         5

          Statement of Consolidated Cash Flows - Three Months
            Ended March 31, 1995 and 1994                   6

          Notes to Consolidated Financial Statements        7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               10

Part II.  Other Information

     Item 1.   Legal Proceedings                            18

     Item 6.   Exhibits and Reports on Form 8-K             19

     Signature                                              20
                                                           Page 3

                 Part I.   Financial Information


     The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1994.
                                                           Page 4

               NorAm Energy Corp. and Subsidiaries
                    CONSOLIDATED BALANCE SHEET
                    (in thousands of dollars)
                           (unaudited)

              ASSETS              March 31  December 31   March 31
                                    1995       1994        1994

PROPERTY, PLANT AND EQUIPMENT   $ 3,730,742 $ 3,710,348 $ 3,630,942
 Less: Accumulated depreciation   1,449,253   1,424,204   1,362,854
  and amortization                2,281,489   2,286,144   2,268,088

INVESTMENTS AND OTHER ASSETS        773,220     789,754     828,890
(Note C)

CURRENT ASSETS
  Cash and cash equivalents          18,428      17,632      14,382
  Accounts and notes receivable     175,911     215,846     381,424
  Deferred income taxes              14,318      10,287      23,252
  Inventories (Note D)               59,868     112,094      59,501
  Gas purchased in advance of        23,415      26,571      29,002
   delivery
  Other current assets                7,201      29,345       5,358
                                    299,141     411,775     512,919

DEFERRED CHARGES                     81,275      73,825      53,324

  TOTAL ASSETS                  $ 3,435,125 $ 3,561,498 $ 3,663,221


LIABILITIES AND STOCKHOLDERS'
EQUITY
  Stockholders' equity
    Preferred stock             $   130,000 $   130,000 $   130,000
    Common stock                     77,157      76,581      76,481
    Paid-in capital                 874,086     868,289     867,704
    Accumulated deficit            (318,663)   (360,079)   (321,109)
    Unrealized gain on Itron          5,646       2,586           -
     investment, net of tax
      Total Stockholders' Equity    768,226     717,377     753,076

  Long-term debt, less current    1,323,674   1,414,374   1,622,564
   maturities

CURRENT LIABILITIES
  Current maturities of long-       221,000     151,000      77,000
   term debt
  Notes payable                      13,000     110,000           -
  Other notes payable                 6,800      13,600      20,400
  Gas accounts payable              169,895     215,221     219,351
  Other accounts payable            156,656     186,720     191,292
  Income taxes payable               45,600       4,690      32,167
  Interest payable                   37,658      42,180      40,143
  General taxes                      43,813      45,717      49,574
  Customers' deposits                38,069      55,729      35,421
  Other current liabilities          81,255      71,266     106,626
                                    813,746     896,123     771,974
OTHER LIABILITIES AND DEFERRED
CREDITS
                                                           Page 5

  Accumulated deferred income       265,580     257,839     250,069
   taxes
  Other deferred credits and        263,899     275,785     265,538
   noncurrent liabilities
                                    529,479     533,624     515,607


TOTAL LIABILITIES AND           $ 3,435,125 $ 3,561,498 $ 3,663,221
STOCKHOLDERS' EQUITY

The Notes to Financial Statements are an integral part of this statement.
                                                           Page 6

               NorAm Energy Corp. and Subsidiaries
                 CONSOLIDATED STATEMENT OF INCOME
        (in thousands of dollars except per share amounts)
                           (unaudited)


                                            Three Months
                                           Ended March 31
                                          1995         1994

Operating Revenues                      $ 888,148   $1,100,869

Operating Expenses
  Cost of natural gas purchased,          541,176      747,103
   net
  Operating, maintenance, cost of         144,321      141,157
   sales & other
  Depreciation and amortization            38,596       38,054
  Taxes other than income taxes            29,336       31,091
                                          753,429      957,405

Operating Income                          134,719      143,464

Other Deductions
  Interest expense, net                    39,762       42,413
  Other, net                                2,877        2,074

                                           42,639       44,487

Income Before Income Taxes                 92,080       98,977
Provision for Income Taxes (Note E)        40,084       43,490
Income Before Extraordinary Item           51,996       55,487

  Extraordinary loss, less taxes             (52)            -
Net Income                                 51,944       55,487
  Preferred dividend requirement            1,950        1,950
Balance Available to Common Stock       $  49,994    $  53,537

Per Share Data:
  Before extraordinary item             $    0.41    $    0.44
  Extraordinary loss, less taxes             0.00            -
Earnings per Common Share               $    0.41    $    0.44

Average Common Shares
  Outstanding (in thousands)              122,960      122,370
Cash Dividends per Common Share         $    0.07    $    0.07






The Notes to Financial Statements are an integral part of this statement.
                                                           Page 7

               NorAm Energy Corp. and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
         Increase(Decrease) in Cash and Cash Equivalents
                    (in thousands of dollars)
                           (unaudited)


                                            Three Months
                                           Ended March 31
                                           1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $  51,944  $  55,487
  Adjustments to reconcile net income to
   cash provided by operating activities:
      Depreciation and amortization       38,596     38,054
      Deferred income taxes                2,096     14,580
      Extraordinary loss, less taxes          52          -
      Other                                  803       (352)
  Changes in certain assets and
   liabilities, net of noncash           101,737      4,566
   transactions (Note F)
        Net cash provided by operating   195,228    112,335
           activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (30,600)   (29,400)
  Sale of assets                               -     12,315
  Sale of Itron stock                      1,441          -
  Other, net                              (6,842)     5,993
        Net cash used in investing       (36,001)   (11,092)
          activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of      (27,552)    (6,800)
   long-term debt
  Increase (decrease) in overdrafts      (23,309)    10,545
  Other interim debt repayments          (97,000)   (95,000)
  Common and preferred stock dividends   (10,570)   (10,516)

        Net cash used in financing      (158,431)  (101,771)
          activities

Net increase (decrease) in cash              796       (528)

        Cash and cash equivalents -       17,632     14,910
         beginning of period

        Cash and cash equivalents -     $ 18,428   $ 14,382
         end of period



The Notes to Financial Statements are an integral part of this statement.
                                                           Page 8

Item 1.   Financial Statements (continued)

            Notes to Consolidated Financial Statements


A. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals, except as explicitly described herein) necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying Consolidated Financial Statements. Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results which will be achieved in an entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the accompanying Consolidated Financial Statements, certain prior period amounts have been reclassified to conform to current presentation.

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

C.   "Investments  and  other   assets"  as   presented  on   the
     accompanying   Consolidated   Balance  Sheet   includes  the
     following:
                             March 31   December 31   March 31
                               1995        1994         1994
                                   (millions of dollars)
Goodwill, net                $  491.8    $  495.3    $  506.0
Gas purchased in advance of      29.3        43.5        56.9
 delivery
Notes receivable                  6.0         6.1         8.6
Pipeline assets held for         91.0        91.0        91.0
 sale (Note I)
Other                           155.1       153.9       166.4
                             $  773.2    $  789.8    $  828.9



D.   "Inventories" as presented  on the accompanying Consolidated
     Balance Sheet includes the following:

                       March 31  December 31   March 31
                         1995       1994         1994
                            (millions of dollars)
Gas in underground     $  22.5     $  73.8     $  23.3
  storage
                                                           Page 9

Materials and             37.1        38.1        35.7
  supplies
Other                      0.3         0.2         0.5
                       $  59.9     $ 112.1     $  59.5


     The increased gas in underground storage at December 31, 1994 in comparison to March 31, 1995 and 1994 is largely a normal seasonal fluctuation.

E.   "Provision   for   Income   Taxes"  as   presented   on  the
     accompanying  Consolidated Statement of  Income includes the following:
                  Three Months
                 Ended March 31
                 1995     1994
              (millions of dollars)
Federal
  Current     $  31.9  $  23.7
  Deferred        0.5     12.8
  Investment     (0.2)    (0.2)
    tax credit
State
  Current         6.3      5.4
  Deferred        1.6      1.8
              $  40.1  $  43.5

F. The caption "Changes in certain assets and liabilities, net of noncash transactions" as presented on the accompanying
     Statement of Consolidated Cash Flows includes the following:

                             Three Months
                            Ended March 31
                            1995      1994
                        (millions of dollars)
Accounts and notes        $  37.4  $ (66.9)
 receivable
Inventories                  52.2     94.3
Other current assets         22.1     12.0
Gas accounts payable        (45.3)   (47.9)
Other accounts payable       (6.7)    (9.3)
Income taxes payable         40.9     19.2
Interest payable             (4.5)    (4.5)
General taxes payable        (1.9)    (0.5)
Customers' deposits         (17.7)   (11.5)
Other current liabilities    10.0      8.8
Settlement of gas contract   15.2     10.9
 disputes
                          $ 101.7  $   4.6

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash

Item 1.   Financial Statements (continued)                Page 10

      Notes to Consolidated Financial Statements (continued)


     equivalents. Following is selected supplemental cash flow information:

                         Three Months
                        Ended March 31
                        1995     1994
                    (millions of dollars)
Cash interest
 payments, net of     $  42.7    $ 46.5
 capitalized interest
Net cash income tax
 payments (refunds)   $  (1.8)   $  9.2

G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

H. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $167.2 million, $192.8 million and $118.7 million, respectively, at March 31, 1995, December 31, 1994 and March 31, 1994, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet and, at March 31, 1995, $42.9 million of the Company's remaining receivables were collateral for receivables which had been sold. During the three months ended March 31, 1995 and 1994, the Company experienced cash outflows of $25.6 million and $107.7 million, respectively, under the program. In accordance with authoritative accounting guidelines, cash flows related to these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows within the category "Cash flows from operating activities".

I. As discussed in the Company's 1994 Report on Form 10-K, the Company had contracted to sell an interest in 250 MMcf/day
     of  capacity  in  certain  of  the  Company's  natural   gas
     transmission facilities to ANR Pipeline Company ("ANR"), subject to receipt of acceptable approvals from the Federal
     Energy  Regulatory Commission  (the "FERC").   In  early May
     1995,  the Company announced that the parties had elected to cease pursuing acceptable FERC approvals and would, instead, operate pursuant to backup transportation arrangements which require the Company to refund $50 million to ANR on June 1,
     1995, in exchange for the return of 120 MMcf/day of capacity
     previously  transferred.     The  level   of  transportation
     services provided pursuant to the backup arrangements will further decrease to 100 MMcf/day on April 1, 2003, with an
     additional   refund  to   ANR  of   $5  million   and  these

Item 1.   Financial Statements (continued)                Page 11

      Notes to Consolidated Financial Statements (continued)


     arrangements will terminate on June 1, 2005, with a refund of the remaining balance. The amount advanced to the
     Company in contemplation of the completion of this sale transaction has been recorded as a liability and the assets subject to the transaction have been segregated as "Pipeline assets held for sale" and included with "Investments and other assets" on the accompanying Consolidated Balance
     Sheet, see Note C. Prospectively, these assets will be reclassified to property, plant and equipment.

J. On February 1, 1995, the Company transferred the natural gas gathering assets of NorAm Gas Transmission Company ("NGT") into a wholly owned subsidiary called NorAm Field Services Corp. ("NFS"). NFS is not generally subject to cost-of-service rate regulation and owns and operates approximately 3,500 miles of gathering pipelines which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas.

K.   As further discussed  in the Company's  1994 Report on  Form
     10-K,  the  Company,  due  in part  to  its  acquisition  of
     Minnegasco in November 1990, is in the process of identifying and providing for remediation of various sites where gas was manufactured from the late 1800's to approximately 1960. The Company has provided an accrual (undiscounted and without regard to potential third-party recoveries) for expected costs of remediation (which largely are expected to be recovered through the regulatory process) based on the latest available information.

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

     On October 24, 1994, the United States Environmental Protection Agency advised Mississippi River Transmission Corporation ("MRT") that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note L.

     While  the  nature   of  environmental  contingencies  makes
     complete  evaluation impractical,  the Company  is currently
     aware   of  no   other  environmental  matter   which  could

Item 1.   Financial Statements (continued)                Page 12

      Notes to Consolidated Financial Statements (continued)


     reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

L. On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the State Claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss, but a hearing date for the appeal has not yet been set. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On October 24, 1994, the United States Environmental Protection Agency advised MRT, a wholly-owned subsidiary of the Company, that MRT along with a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                             General

     The  Company's  principal  operations  are  in  natural  gas
distribution  ("Distribution")  and  natural   gas  transmission,

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 13
          Condition and Results of Operations (continued)


including marketing, gathering and storage ("Trading and Transportation", formerly referred to as "Pipeline" or "Natural Gas Pipeline"). The Company's legal structure consists of a number of divisions and subsidiaries, all of which are wholly owned. The reader is referred to the Company's 1994 Report on Form 10-K for a general discussion of the Company's business operations, acquisitions and dispositions, accounting policies and significant trends in operating results.

                       Recent Developments

Outcome of Annual Stockholders' Meeting Votes

     At the Company's annual stockholders' meeting held on May 9, 1995, the Company's stockholders voted on three proposals (in addition to the election of directors) as described following:

     * The Company's stockholders approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Company Common Stock from 150,000,000 shares to 250,000,000 shares.
     * The Company's stockholders approved a proposal recommending prior stockholder approval of future agreements providing for the payment of executive compensation in the event of a change in control of the Company.
     * The Company's stockholders rejected a proposal which would have recommended prior stockholder approval of any changes in compensation for nonemployee directors of the Company.

     These  proposals are  described in  detail in  the Company's
1994 Proxy Statement.

Sale of Pipeline Facilities

     The Company recently  determined that it  will not  complete the sale of  certain pipeline facilities to  ANR Pipeline Company
("ANR"),  see  Note   I  of  Notes   to  Consolidated   Financial
Statements.

Dividend Declaration

     On May 9, 1995, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on preferred stock, Series A, both payable June 15, 1995 to owners of record on May 2, 1995.

          Material Changes in the Results of Operations

     The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of
the results  to be expected for  an entire year.   As reported in
the Company's  1994 Report on  Form 10-K, however,  the Company's

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 14
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions, competition and, below the operating income line, by the level of its borrowings and interest rates thereon. Following are detailed discussions of material changes in the results of operations by business unit:


COMPARISON OF THE  FIRST QUARTER OF 1995 TO THE  FIRST QUARTER OF 1994

                       Quarter Ended
                          March 31       Increase(Decrease)
                      1995       1994       $         %
Operating         (millions of dollars)
Income(Loss)
  Natural gas      $   97.9   $ 108.8   $ (10.9)    (10.0)
   distribution
  Trading and          36.6      34.9       1.7       4.9
   Transportation
  Corporate and         0.2      (0.2)      0.4     200.0
   Other
    Consolidated    $ 134.7   $ 143.5   $  (8.8)     (6.1)



DISTRIBUTION

     The Company's distribution operations are conducted by its Entex, Minnegasco and Arkla Divisions, collectively referred to
as "Distribution".   In September 1994, the Company completed the
sale of its Kansas distribution properties (and certain related transmission facilities) for approximately $23 million in cash.

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 15
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


This   system  serves  approximately   23,000  customers   in  14
communities.

                             Quarter Ended
                                March 31       Increase(Decrease)
                             1995      1994       $         %
FINANCIAL RESULTS       (millions of dollars)
Natural gas sales         $ 676.2   $ 824.4 $ (148.2)     (18.0)
Transportation revenue        6.3       5.8      0.5        8.6
Other revenue                26.8      16.7     10.1       60.5
  Total operating revenues  709.3     846.9   (137.6)     (16.2)
Purchased gas cost
  Unaffiliated              341.4     435.5    (94.1)     (21.6)
  Affiliated                116.2     146.3    (30.1)     (20.6)
Operations and maintenance  106.1     108.2     (2.1)      (1.9)
Depreciation and             22.8      21.8      1.0        4.6
 amortization
Other operating expenses     24.9      26.3     (1.4)      (5.3)

    Operating income      $  97.9   $ 108.8 $  (10.9)     (10.0)

OPERATING STATISTICS          (billions of cubic feet)
Residential sales            80.4      89.8     (9.4)     (10.5)
Commercial sales             47.2      50.4     (3.2)      (6.3)
Industrial sales             39.5      33.0      6.5       19.7
Sales for resale              8.1       4.1      4.0       97.6
Transportation               21.4      19.1      2.3       12.0
  Total throughput          196.6     196.4      0.2        0.1

          DEGREE     Normal   1995    1994
          DAYS
          Arkla      1,713   1,465   1,670
          Entex        876     761     886
          Minnegasco 3,893   3,620   4,236

     Distribution operating income decreased from $108.8 million in the first quarter of 1994 to $97.9 million in the first quarter of 1995, a decrease of $10.9 million (10.0%), reflecting a decrease in both operating revenues and operating expenses.

     Operating  revenues  decreased  from $846.9  million  in the first quarter of 1994 to  $709.3 million in the first quarter  of
1995 due primarily to warmer 1995 weather in the service areas of all  three distribution units and a  20.4% decline in the average cost of purchased gas from $3.28/Mcf in 1994 to $2.61/Mcf in 1995 (purchased gas cost is a component of the overall sales rate).
As  a result  of  the warmer  first quarter  1995  weather, total
weather-sensitive  residential   and  commercial  sales   volumes
decreased 12.6 Bcf (9.0%) in comparison to the first three months
of 1994.   However,  the continued  improvement  in the  economic
conditions in Entex's service area and intensified marketing efforts were principally responsible for an increase of 6.5 Bcf

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 16
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


(19.7%) in the industrial sales volume from 1994 to 1995. Other operating revenues increased from $16.7 million in the first quarter of 1994 to $26.8 million in the first quarter of 1995. This $10.1 million increase is due primarily to growth in Minnegasco's non-regulated energy management business.

     Total purchased gas cost decreased by $124.2 million (21.3%) in the first quarter of 1995 in comparison to the first quarter of 1994 due to the decreased sales volume and decrease in the average cost of purchased gas as discussed above. Operating expenses, exclusive of purchased gas cost, decreased by $2.5 million in the first quarter of 1995 in comparison to the first quarter of 1994 principally due to decreased O&M expense related to decreased throughput, partially offset by increased depreciation and amortization expense due to increased investment.

TRADING AND TRANSPORTATION

     The Company's Trading and Transportation operations are conducted by (1) the Company's two interstate pipeline subsidiaries; NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), (2) NorAm Energy Services, Inc. ("NES"), the Company's principal unregulated natural gas marketing subsidiary, (3) NorAm Field Services Corp. ("NFS"), the Company's principal natural gas gatherer and (4) certain subsidiaries and affiliates of these entities. Collectively, these businesses are referred to as the "NorAm Trading and Transportation Group".

     On February 1, 1995, the Company transferred the natural gas gathering assets of NGT into NFS, a wholly owned subsidiary of NorAm Energy Corp. NFS is not generally subject to cost-of-service rate regulation and owns and operates approximately 3,500 miles of gathering pipelines which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas.

     In May 1995, the Company determined that it would not complete the sale of certain pipeline facilities to ANR, see
"Recent Developments" elsewhere herein.

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 17
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                             Quarter Ended
                               March 31      Increase(Decrease)
                           1995      1994       $         %
FINANCIAL RESULTS       (millions of dollars)
Gas sales revenue
  Sales to Distribution   $  45.7   $  61.4  $ (15.7)   (25.6)
  Industrial sales and      138.1     213.6    (75.5)   (35.3)
   other
    Total gas sales         183.8     275.0    (91.2)   (33.2)
     revenue
Transportation revenue
  Distribution               31.1      28.4      2.7      9.5
  Other                      37.5      37.1      0.4      1.1
    Total transportation     68.6      65.5      3.1      4.7
     revenue
    Total operating         252.4     340.5    (88.1)   (25.9)
     revenue
Purchased gas cost
  Affiliated                  0.2       2.6     (2.4)   (92.3)
  Unaffiliated              158.7     250.8    (92.1)   (36.7)
Operations and               28.0      23.8      4.2     17.6
 maintenance expense
Depreciation and             11.0      10.7      0.3      2.8
 amortization
Other operating expenses,    17.9      17.7      0.2      1.1
 net
  Operating income        $  36.6   $  34.9  $   1.7      4.9


OPERATING STATISTICS        (million MMBtu)
Sales to Distribution        22.2      25.2     (3.0)   (11.9)
Sales for resale and         63.5      32.9     30.6     93.0
 other
    Total sales              85.7      58.1     27.6     47.5
Transportation
  Distribution               42.7      45.2     (2.5)    (5.5)
  Other                     225.7     227.4     (1.7)    (0.7)
    Total transportation    268.4     272.6     (4.2)    (1.5)
    Elimination(1)          (19.1)    (18.7)    (0.4)    (2.1)
      Total throughput      335.0     312.0     23.0      7.4

     (1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Trading and Transportation and are therefore included in the above volumetric data in both categories.

     Operating income for  the NorAm  Trading and  Transportation
Group  in the first quarter of  1995 increased by $1.7 million or
5%  over the  corresponding  quarter  of  1994.   This  favorable
variance was primarily attributable to increased 1995 sales margins by NES which offset slightly lower first quarter 1995 results by the Company's interstate pipelines, and an adjustment

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 18
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


to purchased gas cost in the first quarter of 1995 as described following. The increase in sales margins by NES in 1995 was largely due to an expanded use of gas storage arrangements.
These gas storage activities serve to mitigate the cost of supplying peak or swing load demands by decreasing the need to acquire spot market supplies of gas on short notice. Additional positive variance in 1995 resulted from fuel cost savings due to decreased spot market prices for natural gas.

     Sales to Distribution decreased by $15.7 million (26%) in 1995, 87% of which decrease was due to decreased revenues from sales by NES. The reduction in 1995 revenues from sales by NES to Distribution was principally due to significantly lower spot market prices in the first quarter of 1995 (approximately $0.65/MMBtu, or 31%, below 1994, on average) which lowers the commodity cost component of the total sales rate, thereby decreasing total sales revenues. Industrial and other sales revenues for the first quarter of 1995 decreased by $75.5 million (35%) in comparison to the first quarter of 1994. Approximately 37% of this total reduction was due to reduced NES revenues and the reduction in spot market prices described above. More than 50% of the reduction is attributable to MRT, whose 1994 revenues included $40.5 million of revenue associated with storage gas held for customers that was sold, withdrawn and transported to customers' facilities during the first quarter of 1994 as a transition measure to FERC Order 636 unbundled services. This gas was replaced by customer-owned gas, with MRT continuing to own and operate the storage facilities for a fee.

     Total purchased gas cost decreased by $94.5 million from the first quarter of 1994 to the first quarter of 1995 principally due to the previously discussed reduction in spot market prices and the inclusion of $40.5 million of gas purchase expense associated with MRT's sale of storage gas to customers. In addition, the first quarter of 1995 included a favorable adjustment to purchased gas cost associated with certain fixed-price gas sale commitments as discussed following. Operation and maintenance expense increased by $4.2 million (18%) in the first quarter of 1995 as compared to the first quarter of 1994 primarily due to a $3.7 million increase in transportation expenses paid to third-party pipelines.

     As discussed in the Company's 1994 Report on Form 10-K, the Company enters into natural gas futures contracts, swaps and options in order to mitigate the risk from market fluctuations in the price of natural gas and transportation, and to meet certain of its customers' needs for fixed price gas supply.

     With respect to swaps which are incidental to the Company's ongoing marketing and storage activities and in which one party agrees to pay either a fixed price or a fixed differential from the NYMEX price while the other party agrees to pay based on a published index, at March 31, 1995, the Company was obligated under swaps  covering 104.7 Bcf and  89.1 Bcf of gas  in which it
was  the  fixed  price  payor   and  the  fixed  price  receiver,

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 19
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


respectively,  and   these  swaps  collectively   represented  an
unrealized gain of $0.7 million.

     At March 31, 1995, the Company held NYMEX futures contracts covering the purchase of 5.3 Bcf of gas (a notional amount of $10.3 million) through August 1996 and the sale of 3.3 Bcf of gas (a notional amount of $6.2 million) through August 1996. These contracts collectively represented an unrealized gain of $1.1 million.

     With respect to a price risk management program associated with certain agreements which commit the Company to deliver specified quantities of gas at fixed prices ratably through April 1999, at March 31, 1995, the Company was obligated under swaps covering 94.0 Bcf and 64.1 Bcf of gas in which it was the fixed price payor and the fixed price receiver, respectively, and these swaps collectively represented an unrealized loss of $14.7 million. There were no changes during the first quarter of 1995 in the options purchased in conjunction with this program. During the first quarter of 1995, the Company recorded a decrease of approximately $2.5 million in purchased gas cost resulting from the Company's success in securing supplies of gas at prices less than those anticipated in the calculation of the Company's previously recorded reserve for losses under the relevant agreements.

CORPORATE AND OTHER

     Operating income for Corporate and Other increased from a loss of $0.2 million in the first quarter of 1994 to income of $0.2 million in the first quarter of 1995, an improvement of $0.4 million reflecting increased income from miscellaneous activities.

CONSOLIDATED

     Net income decreased from $55.5 million in the first quarter of 1994 to $51.9 million in the corresponding period of 1995, a decrease of $3.6 million, while (as discussed above) operating income decreased by $8.8 million during the same period. This decreased net expense below the operating line was principally due to (1) a decrease of $3.4 million in the 1995 provision for income taxes, reflecting a reduced level of income before income taxes and (2) a decrease of $2.7 million in 1995 interest expense, principally due to a reduced level of total debt.

Item 2.   Management's  Discussion  and  Analysis   of  Financial   Page 20
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                 Liquidity and Capital Resources

     The table below illustrates the sources of the Company's invested capital during the last five years and at March 31, 1995.

               March 31                   December 31
INVESTED         1995       1994      1993      1992     1991      1990
CAPITAL
                                     (millions of dollars)
Long-Term Debt $ 1,323.7 $ 1,414.4 $ 1,629.4 $ 1,783.1 $ 1,551.5 $ 1,450.2
Total Equity       768.2     717.4     708.0     712.9     948.0   1,115.4
Total            2,091.9   2,131.8   2,337.4   2,496.0   2,499.5   2,565.6
 Capitalization
Short-Term Debt    240.8     274.6     192.4     120.0     772.6     712.4
Total Invested $ 2,332.7 $ 2,406.4 $ 2,529.8 $ 2,616.0 $ 3,272.1 $ 3,278.0
 Capital

Long-Term Debt
  as a Percent of   63.3%     66.3%     69.7%     71.4%     62.1%     56.5%
  Total Capitalization
Equity as a Percent
  of Total          36.7%     33.7%     30.3%     28.6%     37.9%     43.5%
  Capitalization
Total Debt as a
  Percent of
  Total Invested    67.1%     70.2%     72.0%     72.7%     71.0%     66.0%
  Capital

CASH FLOW ANALYSIS

     The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year.

Net Cash Flows from Operating Activities

     "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $112.3 million in the first three months 1994 to $195.2 million in the first three months of 1995.
This increase of $82.9 million was principally attributable to increased cash provided by accounts receivable collections during
1995,  reflecting  the  reduced  level  of  outflows  under   the
Company's receivables  sales program during  1995, see Note  H of
Notes to  Consolidated  Financial  Statements.    This  favorable
impact  was partially offset by (1)  decreased 1995 cash provided

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 21
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


from sale of inventories principally due to MRT's first quarter 1994 sale of gas in underground storage to its customers as discussed elsewhere herein and the relatively warmer first quarter 1995 weather and (2) decreased 1995 income before noncash charges and credits.

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

                                   Three Months
                                  Ended March 31
                                   1995     1994
                               (millions of dollars)
Use (Source)
Recovery under gas contract    $  (15.2) $ (10.9)
 disputes
Capital expenditures               30.6     29.4
Common and preferred dividends     10.6     10.5
Debt retirement                   124.6    101.8
Change in receivables sold         25.6    107.7
(Increase) decrease in             23.3    (10.5)
 overdrafts

    Selected External Uses of     199.5    228.0
     Cash

Less:
  Proceeds from sale of             -      (12.3)
   properties/assets
  Sale of Itron stock              (1.4)     -
  Change in cash balance           (0.8)     0.5

    Cash Generated from Other
     Sources, Principally       $ 197.3  $ 216.2
     Internal

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 22
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


Net Cash Flows from Investing Activities

     The Company's capital expenditures for continuing operations by business unit for  the three months  ended March 31, 1995  and
1994 were as follows:
                    Three Months
                   Ended March 31   Increase(Decrease)
                   1995     1994      $         %
              (millions of dollars)
Natural gas      $ 23.1   $ 21.1    $ 2.0      9.5
 distribution
Trading and         7.4      8.0     (0.6)    (7.5)
 Transportation
Other               0.1      0.3     (0.2)   (66.7)
  Consolidated   $ 30.6   $ 29.4    $ 1.2      4.1

     Capital expenditures increased from $29.4 million in the first three months of 1994 to $30.6 million in the first three months of 1995, an increase of $1.2 million (4.1%), reflecting increased spending in Distribution. The increased capital spending in Distribution reflects customer growth and increased replacement of existing facilities. The Company's capital expenditures for 1995 are budgeted at approximately $207 million.

Net Cash Flows from Financing Activities

     The Company's principal source of short-term borrowing is its November 1994 Credit Agreement ("the Facility") with Citibank, N.A., as Agent and a group of sixteen other commercial banks which provides a $400 million commitment to the Company through October 31, 1997 and which is collateralized by the stock of MRT and NGT. Borrowings under the Facility bear interest at various Eurodollar and domestic rates at the option of the Company, which rates are subject to adjustment based on the rating of the Company's senior debt securities. The Company pays a facility fee on the total commitment to each bank each year, currently .30% and subject to decrease based on the Company's debt rating, and will pay an incremental rate of 1/8% on outstanding borrowings in excess of $200 million.

     The Company had no borrowings under the Facility at March 31, 1995 or April 30, 1995 and, therefore, had approximately $400 million in capacity under the Facility at April 30, 1995, which capacity is expected to be adequate to cover the Company's current and projected needs for short-term financing. The Company had borrowings of $13 million and $20 million under informal lines of credit at March 31, 1995 and April 30, 1995, respectively.

     As  further described in  the Company's 1994  Report on Form
10-K, the  Facility  contains  a  provision  which  requires  the

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 23
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


Company to maintain a specific level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $100 million on the amount of outstanding long-term debt which may be retired in advance of its maturity. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at March 31, 1995, the Company had incremental debt capacity of $445.9 million and, while the Company is not required to calculate and apply the dividend limitation on an interim basis, if it were applied at March 31, 1995, the Company would have had incremental dividend capacity of $68.2 million.

     The Company has entered into a number of transactions generally described as "interest rate swaps". The terms of these arrangements vary but, in general, specify that the Company will pay an amount of interest on the notional amount of the swap which varies with LIBOR while the other party (a commercial bank) pays a fixed rate. There has been no change in the makeup or notional amount of the Company's portfolio of swaps since December 31, 1993 and, as of March 31, 1995, $275 million notional amount of these swaps were outstanding, terminating at various dates through February 1997. None of these swaps are "leveraged" and, therefore, they do not represent exposure in excess of that suggested by the notional amount and reported interest rates. At March 31, 1995, the Company's obligation under these arrangements, which is calculated using 6-12 month floating LIBOR, was based on a weighted average interest rate of approximately 6.6%, while the counterparties' obligations were based on a weighted average fixed rate of approximately 5.1%. The Company's performance under these swaps is collateralized by the stock of MRT and NGT, and the Company is permitted to increase the amount outstanding under such collateralized arrangements to a total of $350 million, a limitation imposed by the terms of the Facility.

     The economic value which transfers between the parties to these swaps is treated as an adjustment to the effective interest rate on the Company's underlying debt securities. The effect of these swaps was to increase interest expense by $0.4 million for the three months ended March 31, 1995 and decrease interest expense by $0.6 million for the three months ended March 31, 1994. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. The deferred gain associated with interest rate swaps terminated prior to their expiration was approximately $2.0 million at March 31, 1995. This gain is expected to be amortized as follows: the remainder of 1995 - $1.2 million; 1996 - $0.7 million; 1997 - $0.1 million. At March 31, 1995, the unrealized loss (mark-to-market value) associated with outstanding swap arrangements was approximately $10.2 million.


Commitments

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 24
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


     The Company had capital commitments of less than $10 million at March 31, 1995, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1994 Annual Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

CONTINGENCIES

     Letters  of  Credit.   At March  31,  1995, the  Company was
obligated for $27.1 million under letters of credit which are incidental to its ordinary business operations.

     Indemnity Provisions.   As discussed in  the Company's  1994
Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

     Sale of Receivables. Certain of the Company's receivables are collateral for receivables which have been sold, see Note G of Notes to Consolidated Financial Statements.

     Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1994 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein. As discussed in the Company's 1994 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its natural gas hedging activities, see "Trading and Transportation" under "Material Changes in the Results of Operations" elsewhere herein.

     Gas  Purchase Claims.   As  discussed in the  Company's 1994
Report on Form 10-K, the Company is a party to certain claims involving, and has certain commitments under, its gas purchase contracts.

     Environmental. As more fully described in the Company's 1994 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

     In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been improperly disposed of. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to

Item 2.   Management's  Discussion  and  Analysis   of  Financial    Page 25
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


reasonable quantification. To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see "Legal Proceeding" elsewhere herein.

     While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

     Litigation.  The Company is party to litigation which arises
in  the normal  course  of  business.   See  "Legal  Proceedings"
elsewhere herein.

                   Part II.  Other Information

Item 1.  Legal Proceedings

     On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of  transactions arising  out  of a  1982  agreement between  the
Company and Arkoma.   On behalf of a purported class  composed of
the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300
million  in punitive damages.   On November 1,  1993, the Company
filed a  motion to dismiss the State Claim.  In a hearing held on
May 19,  1994, the  Court  heard arguments  on this  motion.   On
September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss,  but a hearing date for the
appeal has not  yet been set.   The underlying facts forming  the
basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the
Eastern  District  of Arkansas,  by  the  same plaintiffs.    The
Federal  Claim was  dismissed in  August 1992.   Since  the State
Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim, the Company continues to believe that the State Claim is without merit,

Item 1.   Legal Proceedings (continued)                   Page 26


intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EX-27, Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated January 27, 1995 reporting under "Item 5. Other Events" and "Item 7.
          Financial Statement, Pro Forma Financial Information and Exhibits", reporting the addition of three Board members.

          Current Report on Form 8-K dated February 10, 1995 reporting under "Item 5. Other Events" and "Item 7.
          Financial Statement, Pro Forma Financial Information and Exhibits", reporting fourth quarter earnings.
                                                          Page 27













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





Dated    May 15, 1995