Form 10-Q
period 1995-06-30
NORAM ENERGY CORP
filed 1995-08-11
CIK 7314

Page 1 of 24



                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


               For the Quarter Ended June 30, 1995


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

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                  at July 18, 1995 - 123,930,825


                 Exhibit Index Appears on Page 23
                                                           Page 2







                              INDEX


                                                            Page

Part I.   Financial Information                               3

     Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1995 and 1994
            and December 31, 1994                             4

          Consolidated Statement of Income - Three Months Ended
            June 30, 1995 and 1994 and Six Months Ended June 30,
            1995 and 1994                                     5

          Statement of Consolidated Cash Flows - Six Months Ended
            June 30, 1995 and 1994                            6

          Notes to Consolidated Financial Statements          7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                10

Part II.  Other Information

     Item 1.   Legal Proceedings                             22

     Item 6.   Exhibits and Reports on Form 8-K              23

Signature                                                    24
                                                           Page 3

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
                    (in thousands of dollars)
                           (unaudited)


              ASSETS              June 30  December 31   June 30
                                    1995       1994        1994

PROPERTY, PLANT AND EQUIPMENT   $3,892,340  $3,836,782  $3,797,800
 Less: Accumulated depreciation  1,514,946   1,459,638   1,423,195
   and amortization
                                 2,377,394   2,377,144   2,374,605

INVESTMENTS AND OTHER ASSETS       681,870     698,754     730,372
(Note C)

CURRENT ASSETS
  Cash and cash equivalents         18,539      17,632      15,835
  Accounts and notes receivable    104,041     215,846     201,174
  Deferred income taxes             14,465      10,287      21,618
  Inventories (Note D)              84,162     112,094      81,791
  Gas purchased in advance of       23,404      26,571      29,002
    delivery
  Other current assets              31,675      29,345      19,150
                                   276,286     411,775     368,570

DEFERRED CHARGES                    72,403      73,825      47,482

  TOTAL ASSETS                 $3,407,953   $3,561,498  $3,521,029


LIABILITIES AND STOCKHOLDERS'
EQUITY
  Stockholders' equity
    Preferred stock            $  130,000   $  130,000   $  130,000
    Common stock                   77,470       76,581       76,503
    Paid-in capital               876,436      868,289      867,843
    Accumulated deficit          (336,309)    (360,079)    (338,520)
    Unrealized gain on Itron       13,211        2,586           -
     investment, net of tax
      Total Stockholders' Equity  760,808      717,377      735,826

  Long-term debt, less current  1,323,674    1,414,374    1,604,104
   maturities

CURRENT LIABILITIES
  Current maturities of long-     221,000      151,000       77,000
   term debt
  Notes payable                    63,000      110,000          -
  Other notes payable                 -         13,600      20,400
  Gas accounts payable            171,238      215,221     155,558
  Other accounts payable          110,953      186,720     178,809
  Income taxes payable             24,195        4,690      15,403
  Interest payable                 41,960       42,180      45,134
  General taxes                    31,818       45,717      36,809
  Customers' deposits              35,803       55,729      34,604
  Other current liabilities        89,474       71,266      98,114
                                  789,441      896,123     661,831
                                                           Page 5

OTHER LIABILITIES AND DEFERRED
CREDITS
  Accumulated deferred income     276,770      257,839     258,121
   taxes
  Other deferred credits and      257,260      275,785     261,147
   noncurrent liabilities
                                  534,030      533,624     519,268

TOTAL LIABILITIES AND          $3,407,953   $3,561,498  $3,521,029
STOCKHOLDERS' EQUITY

The Notes to Financial Statements are an integral part of this statement.
                                                           Page 6

               NorAm Energy Corp. and Subsidiaries
                 CONSOLIDATED STATEMENT OF INCOME
        (in thousands of dollars except per share amounts)
                           (unaudited)


                             Three Months              Six Months
                             Ended June 30           Ended June 30
                           1995        1994        1995          1994

Operating Revenues       $565,842    $547,146    $1,453,990   $1,648,015

Operating Expenses
  Cost of natural gas     346,713     320,008       887,889    1,067,111
   purchased, net
  Operating, maintenance, 128,127     135,416       272,448      276,573
   cost of sales & other
  Depreciation and         38,482      38,094        77,078       76,148
   amortization
  Taxes other than         25,257      24,509        54,593       55,600
   income taxes
                          538,579     518,027     1,292,008    1,475,432

Operating Income           27,263      29,119       161,982      172,583

Other Deductions
  Interest expense, net    37,093      41,289        76,855       83,702
  Other, net                1,493       1,155         4,370        3,229
                           38,586      42,444        81,225       86,931

Income(Loss) Before       (11,323)    (13,325)        80,757       85,652
 Income Taxes
Provision for Income       (4,251)     (6,950)        35,833       36,540
 Taxes(Benefit) (Note E)
Income(Loss) Before        (7,072)     (6,375)        44,924       49,112
 Extraordinary Item

  Extraordinary loss,           -        (517)          (52)        (517)
   less taxes
Net Income(Loss)           (7,072)     (6,892)        44,872       48,595
  Preferred dividend        1,950       1,950          3,900        3,900
   requirement
Balance Available to      $(9,022)    $(8,842)    $   40,972   $   44,695
  Common Stock

Per Share Data:
  Before                  $ (0.07)    $ (0.07)     $    0.33   $    0.37
   extraordinary item
  Extraordinary loss,         -          0.00           0.00        0.00
   less taxes
Earnings(Loss) per        $ (0.07)    $ (0.07)     $    0.33   $    0.37
 Common Share

                                                                    Page 7
Average Common
 Shares Outstanding       123,735     122,390        123,350     122,380
  (in thousands)
Cash Dividends per       $   0.07    $   0.07       $   0.14    $   0.14
  Common Share



The Notes to Financial Statements are an integral part of this statement.
                                                           Page 8

               NorAm Energy Corp. and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
         Increase(Decrease) in Cash and Cash Equivalents
                    (in thousands of dollars)
                           (unaudited)

                                               Six Months
                                             Ended June 30
                                            1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 44,872   $ 48,595
  Adjustments to reconcile net income to
   cash provided by operating activities:
      Depreciation and amortization       77,078     76,148
      Deferred income taxes                8,910     24,232
      Extraordinary loss, less taxes          52        517
      Other                                1,563       (399)
  Changes in certain assets and
   liabilities, net of noncash           103,533     66,799
   transactions (Note F)
      Net cash provided by operating     236,008    215,892
       activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                   (72,200)   (75,700)
  Sale of assets                               -     12,315
  Sale of Itron stock                      1,441          -
  Other, net                                (612)    (5,479)
      Net cash used in investing         (71,371)   (68,864)
       activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of      (34,352)   (25,777)
    long-term debt
  Decrease in overdrafts                 (16,108)    (4,291)
  Other interim debt repayments          (47,000)   (95,000)
  Issuance of common stock under
    direct stock purchase plan             4,915          -
  Return of advance received under
    contingent sales agreement (Note I)  (50,000)         -
  Common and preferred stock dividends   (21,185)   (21,035)

      Net cash used in financing        (163,730)  (146,103)
       activities

Net increase in cash and cash                907        925
 equivalents

      Cash and cash equivalents -         17,632     14,910
        beginning of period

      Cash and cash equivalents -      $  18,539   $ 15,835
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

C.   "Investments  and  other   assets"  as   presented  on   the
     accompanying   Consolidated   Balance  Sheet   includes  the
     following:
                             June 30    December 31  June 30
                               1995      1994(1)     1994(1)
                                   (millions of dollars)
Goodwill, net               $  488.2    $  495.3    $  502.4
Gas purchased in advance of     27.2        43.5        54.8
 delivery
Notes receivable                 6.4         6.1         8.6
Other                          160.1       153.9       164.6
                            $  681.9    $  698.8    $  730.4


     (1) "Investments and other assets" as previously presented at June 30 and December 31, 1994 included $91 million of pipeline assets held for sale pursuant to a sale of interests agreement which has been replaced with a transportation agreement as described in Note I. These assets have been reclassified to property, plant and equipment.

D.   "Inventories"  as presented on the accompanying Consolidated
     Balance Sheet includes the following:
                                                          Page 10

                      June 30    December 31  June 30
                        1995        1994       1994
                           (millions of dollars)
Gas in underground    $  49.2     $  73.8     $  43.0
 storage
Materials and            34.7        38.1        38.5
 supplies
Other                     0.3         0.2         0.3
                      $  84.2     $ 112.1     $  81.8


     The increased gas in underground storage at December 31, 1994 in comparison to June 30, 1995 and 1994 is largely a normal seasonal fluctuation.

E. "Provision for Income Taxes(Benefit)" as presented on the accompanying Consolidated Statement of Income includes the following:

                  Three Months      Six Months
                 Ended June 30     Ended June 30
                 1995     1994    1995      1994
                      (millions of dollars)
Federal
  Current     $  (9.1) $ (11.5) $  22.8  $  12.2
  Deferred        5.0     10.8      5.5     23.6
  Investment     (0.1)    (0.1)    (0.3)    (0.3)
   tax credit
State
  Current        (1.9)    (5.0)     4.4      0.4
  Deferred        1.8     (1.2)     3.4      0.6
              $  (4.3) $  (7.0) $  35.8  $  36.5

F. The caption "Changes in certain assets and liabilities, net of noncash transactions" as presented on the accompanying
     Statement of Consolidated Cash Flows includes the following:

                                           Six Months
                                          Ended June 30
                                         1995      1994
                                          (millions of
                                            dollars)
Increase(Decrease) in Cash
  and Cash Equivalents
    Accounts and notes receivable      $ 109.3 $  113.3
    Inventories                           27.9     72.4
    Other current assets                  (2.3)     8.5
    Gas accounts payable                 (44.0)  (111.7)
    Other accounts payable                (9.7)    (7.0)
    Income taxes payable                  19.5      2.5
    Interest payable                      (0.2)     0.5
    General taxes payable                (13.9)   (13.3)
    Customers' deposits                  (19.9)   (12.3)
    Other current liabilities             18.2      0.8
    Settlement of gas contract disputes   18.6     13.1
                                      $  103.5 $   66.8
Item 1.   Financial Statements (continued)                Page 11

      Notes to Consolidated Financial Statements (continued)


     All  highly  liquid investments  purchased with  an original maturity of three months  or less are considered to  be cash
     equivalents.   Following is  selected supplemental cash flow
     information:

                                  Six Months
                                Ended June 30
                                1995     1994
                                 (millions of
                                   dollars)
Cash interest payments, net of
  capitalized interest       $  75.2   $  81.2

Net cash income tax
  payments                   $   8.7   $   9.8

G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

H. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $151.9 million, $192.8 million and $76.0 million, respectively, at June 30, 1995, December 31, 1994 and June 30, 1994, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet and, at June 30, 1995, $38.9 million of the Company's remaining receivables were collateral for receivables which had been sold. During the six months ended June 30, 1995 and 1994, the Company experienced cash outflows of $40.9 million and $150.4 million, respectively, under the program. In accordance with authoritative accounting guidelines, cash flows related to these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows within the category "Cash flows from operating activities".

I. As discussed in the Company's 1994 Report on Form 10-K, the Company had contracted to sell an interest in 250 MMcf/day
     of  capacity  in  certain  of  the  Company's  natural   gas
     transmission facilities to ANR Pipeline Company ("ANR"), subject to receipt of acceptable approvals from the Federal
     Energy  Regulatory Commission  (the "FERC").   In  early May
     1995, the Company announced that  the parties had elected to cease pursuing acceptable FERC approvals and would, instead, operate pursuant to backup transportation arrangements.
     These backup arrangements required the Company to refund $50 million to ANR on June 1, 1995, in exchange for the return
     of  120 MMcf/day  of capacity  previously transferred.   The
     level of transportation  services provided  pursuant to  the
Item 1.   Financial Statements (continued)                Page 12

      Notes to Consolidated Financial Statements (continued)


     backup arrangements will further decrease to 100 MMcf/day on April 1, 2003, with an additional refund to ANR of $5 million and these arrangements will terminate on June 1, 2005, with a refund of the remaining balance. The amount advanced to the Company in contemplation of the completion of this sale transaction had been recorded as a liability and the assets subject to the transaction had been segregated as "Pipeline assets held for sale" and included with "Investments and other assets" on the Company's Consolidated Balance Sheet. The Company's liability has been reduced by the $50 million refunded on June 1 and the assets have been reclassified to property, plant and equipment, see Note C.

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

K.   In  early  August  1995,  the  Company  filed  a  prospectus supplement with the Securities and Exchange Commission ("SEC") to publicly offer approximately $200 million of five-year notes. The proceeds from this offering, scheduled for completion in August, are expected to be used primarily to retire the Company's currently maturing long-term indebtedness and, pending such application, to reduce the Company's bank borrowings and for general corporate purposes.

L. As more fully described in the Company's 1994 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

     In  addition,  the  Company,  as  well  as  other  similarly
     situated  firms  in  the   industry,  is  investigating  the
     possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been improperly disposed of.
     While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will
     be    identified   and   become    subject   to   reasonable
     quantification.  To  the  extent  that such potential  costs are  quantified,  the Company  will  provide  an appropriate
Item 1.   Financial Statements (continued)                Page 13

      Notes to Consolidated Financial Statements (continued)


     accrual  and, to    the    extent  justified  based  on  the
     circumstances   within  each  of  the  Company's  regulatory
     jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note M.

     While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

M. On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the State Claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss, and a hearing date for the appeal has been set for September 25, 1995. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On  October  24,  1994,   the  United  States  Environmental
     Protection Agency advised MRT, a wholly-owned subsidiary  of the Company, that MRT along with a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and
Item 1.   Financial Statements (continued)                Page 14

      Notes to Consolidated Financial Statements (continued)


     may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations

                             General

     The Company's principal operations are in natural gas distribution ("Distribution") and natural gas transmission, including marketing, gathering and storage ("Trading and Transportation", formerly referred to as "Pipeline" or "Natural Gas Pipeline"). The Company's legal structure consists of a number of divisions and subsidiaries, all of which are wholly owned. The reader is referred to the Company's 1994 Report on Form 10-K for a general discussion of the Company's business operations, acquisitions and dispositions, accounting policies and significant trends in operating results.

                       Recent Developments

Debt Offering

     In early August 1995, the Company filed a prospectus supplement with the Securities and Exchange Commission ("SEC") to publicly offer approximately $200 million of five-year notes. The proceeds from this offering, scheduled for completion in August, are expected to be used primarily to retire the Company's currently maturing long-term indebtedness and, pending such application, to reduce the Company's bank borrowings and for general corporate purposes.

Dividend Declaration

     On July 12, 1995, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on preferred stock, Series A, both payable September 15, 1995 to owners of record on August 21, 1995.

          Material Changes in the Results of Operations

     The Company's  results of  operations  are seasonal  due  to seasonal  fluctuations in the demand for and, to a lesser extent, the  price  of  natural  gas and,  accordingly,  the  results  of operations for interim periods are not necessarily indicative  of
the results  to be expected for  an entire year.   As reported in
the  Company's 1994  Report on Form 10-K, however,  the Company's regulated businesses have obtained rate design changes which have lessened the  seasonality of the Company's  results of operations and further such  changes are  anticipated.  In  addition to  the demand for and  price of  natural gas, the  Company's results  of operations  are significantly  affected  by  regulatory  actions, competition and, below the operating income line, by the level of
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 15
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


its  borrowings  and  interest  rates  thereon.    Following  are
detailed discussions of material changes in the results of operations by business unit:

(1)  COMPARISON  OF THE  SECOND  QUARTER OF  1995  TO THE  SECOND
     QUARTER OF 1994

                               Quarter Ended
                                  June 30       Increase(Decrease)
                               1995     1994      $         %
Operating Income(Loss)     (millions of dollars)
  Natural gas distribution   $  9.3   $  7.2   $  2.1      29.2
  Trading and Transportation   20.7     24.1     (3.4)    (14.1)
  Corporate and Other          (2.7)    (2.2)    (0.5)    (22.7)
    Consolidated             $ 27.3   $ 29.1   $ (1.8)     (6.2)



DISTRIBUTION

     The Company's  distribution operations are conducted  by its
Entex, Minnegasco and  Arkla Divisions, collectively  referred to
as "Distribution".   In September 1994, the Company completed the
sale of  its Kansas distribution properties  (and certain related transmission  facilities) for approximately  $23 million in cash.
This  system   serves  approximately   23,000  customers   in  14
communities.
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 16
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                             Quarter Ended
                                June 30        Increase(Decrease)
                             1995      1994       $         %
FINANCIAL RESULTS       (millions of dollars)
Natural gas sales         $ 356.1   $ 351.9   $  4.2        1.2
Transportation revenue        3.8       4.1     (0.3)      (7.3)
Other revenue                15.3      15.3      -          -
  Total operating revenues  375.2     371.3      3.9        1.1
Purchased gas cost
  Unaffiliated              198.3     193.3      5.0        2.6
  Affiliated                 22.8      28.9     (6.1)     (21.1)
Operations and maintenance  101.1      99.9      1.2        1.2
Depreciation and             22.8      22.0      0.8        3.6
 amortization
Other operating expenses     20.9      20.0      0.9        4.5

    Operating income     $    9.3  $    7.2   $  2.1       29.2

OPERATING STATISTICS    (billions of cubic feet)
Residential sales            25.6      25.1      0.5        2.0
Commercial sales             21.0      19.6      1.4        7.1
Industrial sales             39.1      32.1      7.0       21.8
Sales for resale             12.4       4.6      7.8      169.6
Transportation               15.1      15.8     (0.7)      (4.4)
  Total throughput          113.2      97.2     16.0       16.5

DEGREE DAYS   Normal    1995    1994
ALG              144     167     167
Entex             50      35      47
Minnegasco       778     947     751

     Distribution operating income increased from $7.2 million in the second quarter of 1994 to $9.3 million in the second quarter of 1995, an increase of $2.1 million (29.2%), reflecting a slight increase in both operating revenues and operating expenses.

     Operating revenues increased from $371.3 million in the second quarter of 1994 to $375.2 million in the second quarter of 1995 due primarily to increased industrial sales volume, partially offset by a 17.6% decline in the average cost of purchased gas from $2.73/Mcf in 1994 to $2.25/Mcf in 1995 (purchased gas cost is a component of the overall sales rate). Total weather-sensitive residential and commercial sales volume increased 1.9 Bcf (4.3%) from the second quarter of 1994 largely due to cooler weather in Minnegasco's service area. Industrial sales volume increased 7.0 Bcf (21.8%) over the second quarter of 1994 due to the continued growth in demand in Entex's service
area.    The  lower-margin  sales for  resale  increased  7.8 Bcf
between the two periods.

     Total  purchased  gas cost  decreased  $1.1  million in  the second quarter  of 1995 in  comparison to  the second quarter  of
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 17
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


1994 due to the decrease in the average cost of purchased gas as discussed above, partially offset by the increased sales volume. Operating expenses, exclusive of purchased gas cost, increased by $2.9 million in the second quarter of 1995 in comparison to the second quarter of 1994 principally due to (1) increased O&M expense related to increased throughput and (2) increased depreciation expense due to increased investment.

TRADING AND TRANSPORTATION

     The Company's Trading and Transportation operations are conducted by (1) the Company's two interstate pipeline subsidiaries; NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), (2) NorAm Energy Services, Inc. ("NES"), the Company's principal unregulated natural gas marketing subsidiary, (3) NorAm Field Services Corp. ("NFS"), the Company's principal natural gas gatherer and (4) certain subsidiaries and affiliates of these entities. Collectively, these businesses are referred to as the "NorAm Trading and Transportation Group" or "Trading and Transportation".

     On February 1, 1995, the Company transferred the natural gas gathering assets of NGT into NFS. NFS is not generally subject to cost-of-service rate regulation and owns and operates approximately 3,500 miles of gathering pipelines which collect gas from more than 200 separate systems in major producing fields in Arkansas, Oklahoma, Louisiana and Texas.

     In May 1995, the Company determined that it would not complete the sale of certain pipeline facilities to ANR, see Note
I of Notes to Consolidated Financial Statements.

     Trading and  Transportation utilizes various  derivatives in the normal  course  of its  business,  see the  discussion  under
Trading and Transportation for the six months ended June 30, 1995 and 1994 elsewhere herein.
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 18
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


                                   Quarter Ended
                                      June 30    Increase(Decrease)
                                   1995    1994       $       %
FINANCIAL RESULTS            (millions of dollars)
Gas sales revenue
  Sales to Distribution         $  30.6 $  28.9   $  1.7     5.9
  Industrial sales and other      170.1   138.2     31.9    23.1
    Total gas sales revenue       200.7   167.1     33.6    20.1
Transportation revenue
  Distribution                     31.2    24.7      6.5    26.3
  Other                            26.4    31.6     (5.2)  (16.5)
    Total transportation revenue   57.6    56.3      1.3     2.3
    Total operating revenue       258.3   223.4     34.9    15.6
Purchased gas cost
  Affiliated                        2.5     0.9      1.6   177.8
  Unaffiliated                    185.6   151.5     34.1    22.5
Operations and maintenance         20.9    18.5      2.4    13.0
 expense
Depreciation and amortization      10.7    10.8     (0.1)   (0.9)
Other operating expenses, net      17.9    17.6      0.3     1.7
  Operating income              $  20.7 $  24.1  $  (3.4)  (14.1)

OPERATING STATISTICS             (million MMBtu)
Sales to Distribution              14.6    14.1      0.5     3.5
Sales for resale and other         83.6    36.2     47.4   130.9
  Total sales                      98.2    50.3     47.9    95.2
Transportation
  Distribution                     16.6    14.6      2.0    13.7
  Other                           203.9   182.8     21.1    11.5
    Total transportation          220.5   197.4     23.1    11.7
    Elimination(1)                (19.1)  (14.6)    (4.5)  (30.8)
      Total throughput            299.6   233.1     66.5    28.5

     (1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Trading and Transportation and are therefore included in the above volumetric data in both categories.

     Second  quarter   1995  operating   income  for   Trading  &
Transportation decreased by  $3.4 million or 14%  from the second quarter of 1994.  This decline was primarily  due to lower second quarter results  from the  Company's  interstate pipelines  which
offset improved  second  quarter margins  in NES  and  NFS.   The
reduced 1995  pipeline margins  are primarily  due to  lower 1995 margins on gas  sales as a  result of lower  gas prices (see  the discussion  following),  a  1994  inventory  adjustment  and  the inclusion  in 1994 of certain favorable effects of the transition to operations under  FERC Order 636.  These unfavorable variances were partially offset  by improved 1995 marketing  margins due to
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 19
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


increased sales volumes and expanded use of gas storage arrangements. These arrangements allow NES to mitigate the cost of supplying peak or swing load demands by decreasing the need to acquire spot market supplies of gas on short notice. Improved gathering margins are primarily attributable to higher gathering rates subsequent to the "spindown" of gathering in February 1995 (see Note J of Notes to Consolidated Financial Statements) and the effect of certain low pressure projects as discussed following.

     Sales to Distribution increased by $1.7 million (6%) primarily due to a 0.5 million MMBtu (4%) increase in sales by NES. Industrial and other sales increased by $31.9 million (23%) primarily due to a 47.4 million MMBtu (131 %) increase in sales volumes. Approximately 86% of this volume increase is attributable to higher sales by NES, primarily due to increased marketing activity related to "off-system" sales for transportation by third-party pipelines. The effect of these higher sales volumes was partially offset by lower second quarter 1995 spot market prices ($0.52/MMBtu or 26% below the average for the second quarter of 1994), which lowers the commodity cost component of the total sales rate, thereby decreasing total sales revenues. This decrease in gas cost also had an unfavorable impact on the net sales margin earned by the pipeline due to the fact that the pipeline's sales rate generally includes the cost of gas at an index plus a margin, while the cost of the related gas supply is composed largely of fixed price contracts, with a lesser amount of supply that varies with market conditions. Additionally, second quarter 1994 sales revenues include $10.0 million of non-recurring sales revenue related to MRT's sale of storage gas to its customers as part of its transition to Order 636, which revenue was offset by increased gas purchase cost.

     Total purchased gas cost increased by $35.7 million, primarily due to a corresponding increase in sales revenues, partially offset by the 1994 sale of MRT storage gas as discussed previously. Operation and maintenance expenses increased by $2.4 million (13%), with approximately $1.5 million (62%) of the variance attributable to increased cost incurred by the gathering affiliate related to rental of field compressors for "low pressure" projects. These projects are designed to lower the operating pressure of certain lines in order to increase throughput in certain areas of the gathering system. The incremental cost of this service is included as a component of the total gathering rate and is thereby recovered through increased gathering revenues. The remaining operation and maintenance expense variance is due to adjustments which reduced 1994 O&M expense by recapitalization of certain items to material inventory.

Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 20
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)

CORPORATE AND OTHER

     The increase in the operating loss of Corporate and Other from the second quarter of 1994 to the second quarter of 1995 was due to a decrease in income from miscellaneous activities.

CONSOLIDATED

     The consolidated net loss increased from $6.9 million in the second quarter of 1994 to $7.1 million in the second quarter of 1995, an increase of $0.2 million, while (as discussed preceding) operating income decreased $1.8 million during the same period. The principal reasons for the decreased net expense below the operating income line were as follows:

     * The decrease of $4.2 million in second quarter 1995 interest expense, due to a reduced level of debt and lower interest rates.
     * The inclusion in 1994 results of a $0.5 million after-tax loss due to premiums on the early retirement of debt.

     These favorable impacts were partially offset by:

     * The decrease of $2.6 million in the 1995 income tax benefit, reflecting a higher 1994 interim effective tax rate and a decrease in the 1995 loss before income taxes.
     * The increase of $0.4 million in "Other, net" for 1995, principally due to an increase in the loss on sale of accounts receivable.

(2)  COMPARISON OF THE FIRST SIX MONTHS OF 1995 TO THE  FIRST SIX
     MONTHS OF 1994

                                 Six Months
                                Ended June 30  Increase(Decrease)
                               1995      1994      $        %
Operating Income(Loss)     (millions of dollars)
  Natural gas distribution  $  107.2 $  116.0  $ (8.8)     (7.6)
  Trading and Transportation    57.3     59.0    (1.7)     (2.9)
  Corporate and Other           (2.5)    (2.4)   (0.1)     (4.2)
    Consolidated            $  162.0 $  172.6  $(10.6)     (6.1)

Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 21
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


DISTRIBUTION
                                 Six Months
                               Ended June 30     Increase(Decrease)
                               1995      1994       $         %
FINANCIAL RESULTS         (millions of dollars)
Natural gas sales         $ 1,043.1 $ 1,176.3 $ (133.2)     (11.3)
Transportation revenue         10.1       9.9      0.2        2.0
Other revenue                  31.3      32.0     (0.7)      (2.2)
  Total operating revenues  1,084.5   1,218.2   (133.7)     (11.0)
Purchased gas cost
  Unaffiliated                539.7     628.8    (89.1)     (14.2)
  Affiliated                  139.0     175.2    (36.2)     (20.7)
Operations and maintenance    207.2     208.1     (0.9)      (0.4)
Depreciation and               45.6      43.8      1.8        4.1
 amortization
Other operating expenses       45.8      46.3     (0.5)      (1.1)

    Operating income      $   107.2  $  116.0  $  (8.8)      (7.6)

OPERATING STATISTICS   (billions of cubic feet)
Residential sales           106.0     114.9     (8.9)      (7.7)
Commercial sales             68.2      70.0     (1.8)      (2.6)
Industrial sales             78.6      65.1     13.5       20.7
Sales for resale             20.5       8.7     11.8      135.6
Transportation               36.5      34.9      1.6        4.6
  Total throughput          309.8     293.6     16.2        5.5

DEGREE DAYS    Normal    1995    1994
ALG             1,857   1,632   1,837
Entex             926     796     933
Minnegasco      4,671   4,567   4,987


     Distribution operating income decreased from $116.0 million in the first six months of 1994 to $107.2 million in the first six months of 1995, a decrease of $8.8 million (7.6%), reflecting a decrease in both operating revenues and operating expenses.

     Operating revenues decreased from $1,218.2 million in the first six months of 1994 to $1,084.5 million in the first six months of 1995 due primarily to (1) warmer 1995 weather in the service areas of all three distribution units and (2) a 20.3% decline in the average cost of purchased gas from $3.11/Mcf in 1994 to $2.48/Mcf in 1995. As a result of the warmer 1995 weather, total weather-sensitive residential and commercial sales volumes decreased 10.7 Bcf (5.8%) in comparison to 1994. However, the continued improvement in the economic conditions in Entex's service area and intensified marketing efforts were principally responsible for an increase of 13.5 Bcf (20.7%) in the industrial sales volumes from 1994 to 1995.

     Total purchase gas cost decreased by $125.3 million  (15.6%)
in  the first  half of 1995  in comparison  to the  first half of
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 22
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


1994, principally due to the decrease in the average cost of purchased gas as discussed above. Operating expenses, exclusive of purchased gas cost, increased $0.4 million (0.1 %) in the first six months of 1995 in comparison to the first six months of 1994 due to increased depreciation and amortization expense reflecting increased investment, partially offset by decreased O&M and other operating expenses.

TRADING AND TRANSPORTATION

                                    Six Months
                                   Ended June 30   Increase(Decrease)
                                   1995    1994       $       %
FINANCIAL RESULTS             (millions of dollars)
Gas sales revenue
  Sales to Distribution         $  76.3 $  90.1  $ (13.8)  (15.3)
  Industrial sales and other      308.2   353.8    (45.6)  (12.9)
    Total gas sales revenue       384.5   443.9    (59.4)  (13.4)
Transportation revenue
  Distribution                     62.3    53.1      9.2    17.3
  Other                            55.3    62.6     (7.3)  (11.7)

    Total transportation revenue  117.6   115.7      1.9     1.6
    Total operating revenue       502.1   559.6    (57.5)  (10.3)
Purchased gas cost
  Affiliated                        2.7     3.5     (0.8)  (22.9)
  Unaffiliated                    344.3   403.2    (58.9)  (14.6)
Operations and maintenance         40.3    36.9      3.4     9.2
 expense
Depreciation and amortization      21.7    21.5      0.2     0.9
Other operating expenses, net      35.8    35.5      0.3     0.8
  Operating income              $  57.3 $  59.0  $  (1.7)   (2.9)

OPERATING STATISTICS             (million MMBtu)
Sales to Distribution              36.8    39.3     (2.5)   (6.4)
Sales for resale and other        147.1    69.1     78.0   112.9
    Total sales                   183.9   108.4     75.5    69.6
Transportation
  Distribution                     59.3    59.8     (0.5)   (0.8)
  Other                           429.6   410.2     19.4     4.7
    Total transportation          488.9   470.0     18.9     4.0
    Elimination(1)                (38.2)  (33.3)    (4.9)  (14.7)
      Total throughput            634.6   545.1     89.5    16.4

     (1)  This elimination  is made to prevent the  overstatement of  total  throughput which  would  otherwise  occur due  to physical  volumes which  were both  sold and  transported by
     Trading and Transportation and are therefore included in the above volumetric data in both categories.
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 23
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


     Operating income for Trading & Transportation through June 1995 decreased by $1.7 million (3%) from the corresponding period in 1994. This unfavorable variance is primarily due to (1) lower pipeline sales margins, (2) pipeline fuel usage which exceeded corresponding tariff-allowed fuel recoveries from customers and
(3) the inclusion in 1994 of the effect of the transition to operations under FERC Order 636. These pipeline variances offset improved margins in NES and NFS, and a 1995 adjustment to purchased gas cost as described following. The increased 1995 marketing margins are primarily attributable to increased sales volumes and expanded use of storage arrangements (which mitigates the cost of supplying peak or swing load demand by decreasing the need to acquire spot market supplies on short notice). Higher gathering margins are primarily attributable to higher gathering rates subsequent to the "spindown" of gathering in February 1995 (see Note J of Notes to Consolidated Financial Statements) and certain low pressure projects as discussed following.

     Sales to Distribution decreased by $13.8 million (15%) due to a combination of lower spot market prices during 1995 (see discussion above) and a 2.5 million MMBtu decrease in sales volumes primarily related to a 1.8 million MMBtu reduction in Sales to Distribution by NES. Spot market prices during the first six months of 1995 have been approximately $0.52/MMBtu or 27% below the average for the corresponding period of 1994, which reduces the commodity cost component of the sales rate and lowers total sales revenue, see the discussion for the three months ended June 30, 1995 and 1994 elsewhere herein. Industrial sales and other decreased by $45.6 million (13%) primarily due to approximately $50.5 million in sales revenues associated with MRT's sale of storage gas to its customers which was recorded in the first and second quarter of 1994 as part of their transition to Order 636 and is offset by incremental purchase gas cost.

     In addition to lower 1995 spot market prices, the MRT storage transaction contributed to a decrease of $59.7 million or 15% in total purchased gas cost. Also, the first quarter of 1995 included a favorable adjustment to purchased gas cost associated with certain fixed-price gas sale commitments as discussed following. Purchased gas cost also includes the negative impact of fuel usage on the pipeline in excess of tariff-allowed recovery from customers. The tariff mechanism currently in place will be updated for historical experience in May and November each year which, combined with more efficient operations, should mitigate the effect of this under-recovery in the future.

     Operation  and  maintenance expenses  during  the first  six
months  of   1995  were  $3.4  million  (9%)   above  1994,  with
approximately  $1.7  million (50%)  of  the  variance related  to increased third-party transportation.  This increased expense was primarily due to increased "off-system" sales by NES that require
transportation on  a thirdparty pipeline.   The remainder  of the
operation  and maintenance expense  variance primarily represents increased  cost  incurred by  NFS  related  to  rental  of  field compressors for projects designed to lower the operating pressure
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 24
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


of certain lines in order to increase production in certain areas of the gathering system. The incremental cost of this service is included as a component of the gathering rate and is thereby recovered through increased gathering revenues.

     As discussed in the Company's 1994 Report on Form 10-K, the Company enters into natural gas futures contracts, swaps and options in order to mitigate the risk from market fluctuations in the price of natural gas and transportation, and to meet certain of its customers' needs for fixed price gas supply.

     With respect to swaps which are incidental to the Company's ongoing marketing and storage activities and in which one party agrees to pay either a fixed price or a fixed differential from the NYMEX price while the other party agrees to pay based on a published index, at June 30, 1995, the Company was obligated under swaps covering 73.6 Bcf and 89.6 Bcf of gas in which it was the fixed price payor and the fixed price receiver, respectively, and these swaps collectively represented an unrealized loss of $0.2 million.

     At June 30, 1995, the Company held NYMEX futures contracts covering the purchase of 21.9 Bcf of gas (a notional amount of $39.5 million) through August 1996 and the sale of 12.6 Bcf of gas (a notional amount of $23.1 million) through August 1996. These contracts collectively represented an unrealized loss of $1.8 million.

     With respect to a price risk management program associated with certain agreements which commit the Company to deliver specified quantities of gas at fixed prices ratably through April 1999, at June 30, 1995, the Company was obligated under swaps covering 87.0 Bcf and 56.8 Bcf of gas in which it was the fixed price payor and the fixed price receiver, respectively, and these swaps collectively represented an unrealized loss of $12.5 million. There were no changes during the second quarter of 1995 in the options purchased in conjunction with this program. During the second quarter of 1995, the Company recorded a decrease of approximately $2.5 million in purchased gas cost resulting from the Company's success in securing supplies of gas at prices less than those anticipated in the calculation of the Company's previously recorded reserve for losses under the relevant agreements.

CORPORATE AND OTHER

     The operating loss of Corporate and Other for the first six months of 1995 increased to a loss of $2.5 million from a loss of $2.4 million in the first six months of 1994.

CONSOLIDATED

     Net income  decreased from  $48.6 million in  the first  six months  of 1994 to $44.9  million in the  corresponding period of
1995, a decrease of $3.7  million, while (as discussed preceding)
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 25
          Condition and Results of Operations (continued)

    Material Changes in the Results of Operations (continued)


operating  income  decreased by  $10.6  million  during the  same
period.   The  principal reasons  for the  decreased net  expense
below the operating income line were as follows:

     * The decrease of $6.8 million in 1995 interest expense, principally due to a reduced level of debt and lower interest rates.
     * The decrease of $0.7 million in the 1995 provision for income taxes, reflecting a reduced level of 1995 income before income taxes, partially offset by a higher 1995 interim effective tax rate.
     * The decrease of $0.5 million in 1995 for the after-tax loss due to premiums on the early retirement of debt.

     These favorable impacts were partially offset by:

     * The increase of $1.1 million in "Other, net" for 1995, due primarily to the increased loss on sale of accounts receivable.

                 Liquidity and Capital Resources

     The table below illustrates the sources of the Company's invested capital during the last five years and at June 30, 1995.

                June 30                    December 31
INVESTED         1995      1994     1993      1992     1991      1990
CAPITAL
                                     (millions of dollars)
Long-Term Debt $ 1,323.7 $ 1,414.4 $ 1,629.4 $ 1,783.1 $ 1,551.5 $ 1,450.2
Total Equity       760.8     717.4     708.0     712.9     948.0   1,115.4
Total            2,084.5   2,131.8   2,337.4   2,496.0   2,499.5   2,565.6
Capitalization
Short-Term Debt    284.0     274.6     192.4     120.0     772.6     712.4
Total Invested $ 2,368.5 $ 2,406.4 $ 2,529.8 $ 2,616.0 $ 3,272.1 $ 3,278.0
Capital

Long-Term Debt
 as a  Percent of    63.5%    66.3%     69.7%    71.4%     62.1%     56.5%
 Total Capitalization
Equity as a
 Percent of Total
 Capitalization      36.5%    33.7%     30.3%    28.6%     37.9%     43.5%
Total Debt as a
 Percent of Total
 Invested Capital    67.9%    70.2%     72.0%    72.7%     71.0%     66.0%

Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 26
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


     At July 31, 1995, the Company's unrealized after-tax gain on its investment in Itron, Inc. had decreased to $5.2 million, based on a closing price of $23 for Itron common stock on the NASDAQ.

CASH FLOW ANALYSIS

     The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year.

Net Cash Flows from Operating Activities

     "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $215.9 million in the first six months 1994 to $236.0 million in the first six months of 1995. This increase of $20.1 million (9.3%) was principally due to decreased cash used for gas accounts payable in 1995 due to the relatively lower December 31, 1994 gas accounts payable balance, partially offset by decreased 1995 cash provided by inventories, principally due to MRT's 1994 sale of gas in underground storage to its customers.

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

                                          Six Months
                                         Ended June 30
                                         1995     1994
                                         (millions of
                                           dollars)
Use (Source)
Recovery under gas contract disputes  $ (18.6) $ (13.1)
Capital expenditures                     72.2     75.7
Common and preferred dividends           21.2     21.0
Debt retirement                          81.4    120.8
Change in receivables sold               40.9    150.4
Return of advance received under
  contingent sales agreement             50.0      -
Decrease in overdrafts                   16.1      4.3

    Selected External Uses of Cash      263.2    359.1
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 27
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


Less:
  Proceeds from sale of                   -      (12.3)
   properties/assets
  Sale of Itron stock                    (1.4)     -
  Common stock issuance                  (4.9)     -
  Change in cash balance                  0.9      0.9

    Cash Generated from Other Sources,
     Principally Internal             $ 257.8  $ 347.7


Net Cash Flows from Investing Activities

     The Company's capital expenditures for continuing operations by business unit for the six months ended June 30, 1995 and 1994 were as follows:
                                Six Months
                              Ended June 30    Increase(Decrease)
                              1995     1994      $         %
                         (millions of dollars)
Natural gas distribution   $  54.5  $  52.4   $  2.1      4.0
Trading and Transportation    17.5     22.5     (5.0)   (22.2)
Other                          0.2      0.8     (0.6)   (75.0)

  Consolidated             $  72.2  $  75.7   $ (3.5)    (4.6)


     Capital expenditures decreased from $75.7 million in the first six months of 1994 to $72.2 million in the first six months of 1995, a decrease of $3.5 million (4.6%), reflecting decreased spending in Trading and Transportation, partially offset by increased spending in Distribution. The increased capital spending in Distribution reflects customer growth and increased replacement of existing facilities. The decreased spending in Trading and Transportation is principally due to planned 1995 expenditures which have been delayed to match demand for additional capacity. The Company's capital expenditures for 1995 were budgeted at approximately $207 million, but are now expected to total approximately $180 million.

Net Cash Flows from Financing Activities

     The Company's  principal source of  short-term borrowing  is
its  November   1994  Credit  Agreement  ("the   Facility")  with
Citibank, N.A., as  Agent and a group of sixteen other commercial banks which  provides a  $400 million  commitment to  the Company through October 31, 1997 and which is collateralized by the stock of MRT and  NGT.  Borrowings under the Facility  bear interest at various  Eurodollar  and domestic  rates  at  the  option of  the
Company,  which  rates are  subject  to adjustment  based  on the rating of the Company's senior debt securities.  The Company pays a facility fee  on the total commitment  to each bank  each year,
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 28
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


currently .30% and subject to decrease based on the Company's debt rating, and will pay an incremental rate of 1/8% on outstanding borrowings in excess of $200 million.

     The Company had borrowings under the Facility of $50 million and $65 million at June 30, 1995 and July 31, 1995, respectively, and therefore, had approximately $335 million in capacity under the Facility at July 31, 1995, which capacity is expected to be adequate to cover the Company's current and projected needs for shortterm financing. The Company had borrowings of $13 million and $35 million under informal lines of credit at June 30, 1995 and July 31, 1995, respectively.

     As further described in the Company's 1994 Report on Form 1O-K, the Facility contains a provision which requires the Company to maintain a specific level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $150 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at June 30, 1995, the Company had incremental debt capacity of $402.5 million and, while the Company is not required to calculate and apply the equity limitation on an interim basis, if it were applied at June 30, 1995, the Company would have had incremental dividend capacity of $64.3 million.

     The Company has entered into a number of transactions generally described as "interest rate swaps". The terms of these arrangements vary but, in general, specify that the Company will pay an amount of interest on the notional amount of the swap which varies with LIBOR while the other party (a commercial bank) pays a fixed rate. There has been no change in the makeup or notional amount of the Company's portfolio of swaps since December 31, 1993 and, as of June 30, 1995, $275 million notional amount of these swaps were outstanding, terminating at various dates through February 1997. None of these swaps are "leveraged" and, therefore, they do not represent exposure in excess of that suggested by the notional amount and reported interest rates. At June 30, 1995, the Company's obligation under these arrangements, which is calculated using 6-12 month floating LIBOR, was based on a weighted average interest rate of approximately 6.6%, while the counterparties' obligations were based on a weighted average fixed rate of approximately 5.1%. The Company's performance under these swaps is collateralized by the stock of MRT and NGT, and the Company is permitted to increase the amount outstanding under such collateralized arrangements to a total of $350 million, a limitation imposed by the terms of the Facility.

     The economic value  which transfers between  the parties  to these swaps is treated as an adjustment to the effective interest rate  on the Company's underlying debt securities.  The effect of these swaps  was to  decrease the  Company's interest expense  by
$0.9 million and $0.5 million for the three months and six months
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 29
          Condition and Results of Operations (continued)

           Liquidity and Capital Resources (continued)


ended June 30, 1995, respectively, and by $0.8 million and $1.4 million for the three months and six months ended June 30, 1994, respectively. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. The deferred gain associated with interest rate swaps terminated prior to their expiration was approximately $1.6 million at June 30, 1995. This gain is expected to be amortized as follows: the remainder of 1995 - $0.8 million; 1996 - $0.7 million; 1997 - $0.1 million. At June 30, 1995, the unrealized loss (mark-to-market value) associated with outstanding swap arrangements was approximately $4.3 million.

     In October 1995, $150 million of the Company's 9.45% Series medium-term notes mature, representing the full amount of this series.

     In early August 1995, the Company filed with the SEC to publicly offer approximately $200 million of fiveyear notes, see
"Recent Developments" elsewhere herein.

Commitments

     The Company had capital commitments of less than $10 million at June 30, 1995, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1994 Annual Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

CONTINGENCIES

     Letters  of Credit.    At June  30,  1995, the  Company  was
obligated for $27.3 million under letters of credit which are incidental to its ordinary business operations.

     Indemnity Provisions.   As discussed in  the Company's  1994
Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

     Sale of Receivables. Certain of the Company's receivables are collateral for receivables which have been sold, see Note G of Notes to Consolidated Financial Statements.

     Credit Risk and Off-Balance-Sheet Risk.  As discussed in the
Company's 1994 Report on Form  10-K, the Company has off-balance-
sheet risk  as a result of its interest rate swaps, see "Net Cash
Flows from Financing Activities" elsewhere herein.  As  discussed in the Company's 1994 Report  on Form 10-K, the Company  has off-
balance-sheet  risk  as  a  result of  its  natural  gas  hedging activities, see  "Trading and Transportation" for  the six months ended  June  30, 1995  and 1994  under  "Material Changes  in the
Results of Operations" elsewhere herein.
Item 2.   Management's  Discussion  and  Analysis   of  Financial      Page 30
          Condition and Results of Operations (continued)

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

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see "Legal Proceedings" elsewhere herein.

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

                   Part II.  Other Information

Item 1.  Legal Proceedings

     On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company
("Arkoma"),  a subsidiary of E&P,  were named as  defendants in a
                                                                       Page 31
Item 1.  Legal Proceedings (continued)

lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the State Claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss, and a hearing date for the appeal has been set for September 25, 1995. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

     On  October  24,  1994,  the  United  States   Environmental
Protection   Agency   advised   Mississippi  River   Transmission
Corporation ("MRT"), a wholly-owned subsidiary of the Company, that MRT along with a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to
share  in the  cost  of  remediation  of  this  site.    However,
considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.
                                                          Page 32




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          EX-27, Financial Data Schedule

     (b)  Reports on Form 8-K

          None
                                                          Page 33













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





Dated    August 11, 1995