Form 10-Q
period 1995-09-30
NORAM ENERGY CORP
filed 1995-11-14
CIK 7314

Page 1 of 25



                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


             For the Quarter Ended September 30, 1995


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

                         Yes  x   No


            Outstanding Common Stock, $.625 Par Value
                at October 19, 1995 - 124,534,434


                 Exhibit Index Appears on Page 24
                                                           Page 2







                              INDEX


                                                       Page

Part I.   Financial Information                          3

     Item 1.   Financial Statements

          Consolidated Balance  Sheet -  September  30, 1995  and
           1994 and December 31, 1994                     4

          Consolidated Statement of Income - Three Months Ended
            September 30, 1995 and 1994 and Nine Months Ended
            September 30, 1995 and 1994                   5

          Statement  of  Consolidated Cash  Flows  -  Nine Months
           Ended September 30, 1995 and 1994              6

          Notes to Consolidated Financial Statements      7

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             11

Part II.  Other Information

     Item 1.   Legal Proceedings                          23

     Item 6.   Exhibits and Reports on Form 8-K           24

Signature                                               25
                                                           Page 3

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
                           (in thousands of dollars)
                                  (unaudited)


                 ASSETS            September 30   December 31   September 30
                                        1995          1994         1994
PROPERTY, PLANT AND EQUIPMENT       $ 3,922,734   $ 3,836,782   $ 3,805,320
 Less: Accumulated depreciation and   1,533,402     1,459,638     1,441,352
amortization
                                      2,389,332     2,377,144     2,363,968

INVESTMENTS AND OTHER ASSETS (Note C)   667,809       698,754       718,929

CURRENT ASSETS
  Cash and cash equivalents               7,343        17,632        11,733
  Accounts and notes receivable         180,480       215,846        74,584
  Deferred income taxes                   8,247        10,287        13,198
  Inventories (Note D)                  105,104       112,094       134,564
  Gas purchased in advance of delivery   23,404        26,571        29,001
  Other current assets                   57,638        29,345        55,573
                                        382,216       411,775       318,653

DEFERRED CHARGES                         70,669        73,825        47,332

  TOTAL ASSETS                      $ 3,510,026   $ 3,561,498   $ 3,448,882


LIABILITIES AND STOCKHOLDERS' EQUITY
  Stockholders' equity
    Preferred stock                 $   130,000   $   130,000   $   130,000
    Common stock                         77,735        76,581        76,546
    Paid-in capital                     878,850       868,289       868,372
    Accumulated deficit                (361,191)     (360,079)     (370,698)
    Unrealized gain on Itron              9,793         2,586             -
    investment, net of tax
      Total Stockholders' Equity        735,187       717,377       704,220

  Long-term debt, less current        1,474,924     1,414,374     1,604,104
    maturities

CURRENT LIABILITIES
  Current maturities of long-term debt  269,750       151,000         2,000
  Notes payable to banks                      -       110,000       100,000
  Other notes payable                         -        13,600        13,600
  Gas accounts payable                  181,500       215,221       127,877
  Other accounts payable                112,853       186,720       169,234
  Income taxes payable                   (3,975)        4,690        (8,549)
  Interest payable                       41,252        42,180        40,117
  General taxes                          43,265        45,717        46,414
  Customers' deposits                    46,037        55,729        45,054
  Other current liabilities              74,837        71,266        88,445
                                        765,519       896,123       624,192
OTHER LIABILITIES AND DEFERRED CREDITS
  Accumulated deferred income taxes     277,848       257,839       257,539
  Other deferred credits and            256,548       275,785       258,827
    noncurrent liabilities
                                        534,396       533,624       516,366
                                                                       Page 5


TOTAL LIABILITIES AND STOCKHOLDERS' $ 3,510,026   $ 3,561,498   $ 3,448,882
EQUITY

   The Notes to Financial Statements are an integral part of this statement.
                                                           Page 6

                  NorAm Energy Corp. and Subsidiaries
                   CONSOLIDATED STATEMENT OF INCOME
            (in thousands of dollars except per share amounts)
                             (unaudited)


                                        Three Months             Nine Months
                                   Ended September 30      Ended September 30
                                     1995        1994        1995         1994

Operating Revenues                $ 542,611  $ 475,626  $1,996,601  $2,123,641

Operating Expenses
  Cost of natural gas purchased,
    net                             324,746    267,102   1,212,635   1,334,213
  Operating, maintenance, cost of
  sales & other                     143,682    139,565     416,130     416,138
  Depreciation and amortization      34,893     38,450     111,971     114,598
  Taxes other than income taxes      23,171     22,311      77,764      77,911
                                    526,492    467,428   1,818,500   1,942,860

Operating Income                     16,119      8,198     178,101     180,781

Other Deductions
  Interest expense, net              41,399     43,272     118,254     126,974
  Other, net                          1,317      2,673       5,687       5,902

                                     42,716     45,945     123,941     132,876

Income(Loss) Before Income Taxes    (26,597)   (37,747)     54,160      47,905
Provision for Income Taxes(Benefit) (12,313)   (16,090)     23,520      20,450
(Note E)
Income(Loss) Before Extraordinary
 Item                               (14,284)   (21,657)     30,640      27,455

  Extraordinary loss, less taxes          -          -         (52)       (517)
Net Income(Loss)                    (14,284)   (21,657)     30,588      26,938
  Preferred dividend requirement      1,950      1,950       5,850       5,850
Balance Available to Common Stock  $(16,234)  $(23,607)   $ 24,738    $ 21,088

Per Share Data:
  Before extraordinary item        $ (0.13)   $ (0.19)    $   0.20   $   0.18
  Extraordinary loss, less taxes      -            -          0.00      (0.01)
                                   $ (0.13)   $ (0.19)    $   0.20   $   0.17
Average Common Shares
  Outstanding (in thousands)       124,103    122,442      123,604    122,401
Cash Dividends per Common Share   $   0.07   $   0.07     $   0.21   $   0.21



   The Notes to Financial Statements are an integral part of this statement.
                                                           Page 7

               NorAm Energy Corp. and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
         Increase(Decrease) in Cash and Cash Equivalents
                    (in thousands of dollars)
                           (unaudited)


                                                         Nine Months
                                                     Ended September 30
                                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 30,588     $ 26,938
  Adjustments to reconcile net income to cash
provided
    by operating activities:
      Depreciation and amortization                111,971      114,598
      Deferred income taxes                         18,082       32,098
      Extraordinary loss, less taxes                    52          517
      Other                                          2,455         (578)
  Changes in certain assets and liabilities, net
of noncash                                         (26,915)      51,353
   transactions (Note F)
      Net cash provided by operating activities    136,233      224,926

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (118,000)    (121,100)
  Sale of Distribution properties                        -       23,172
  Other asset sales                                      -       12,315
  Sale of Itron stock                                1,441            -
  Other, net                                         3,591        4,493

      Net cash used in investing activities       (112,968)     (81,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term      (34,352)    (107,577)
debt
  Decrease in overdrafts                           (15,076)     (12,850)
  Other interim debt borrowings (repayments)      (110,000)       5,000
  Issuance of 7 1/2% Notes due 2000                200,000            -
  Issuance of common stock under
    direct stock purchase plan                       7,698            -
  Return of advance received under
    contingent sales agreement (Note I)            (50,000)           -
  Common and preferred stock dividends             (31,824)     (31,556)
      Net cash used in financing activities        (33,554)    (146,983)

Net decrease in cash and cash equivalents          (10,289)      (3,177)

      Cash and cash equivalents - beginning of      17,632       14,910
period

      Cash and cash equivalents - end of period   $  7,343     $ 11,733

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

C.    "Investments  and  other  assets"  as  presented  on  the   accompanying
      Consolidated Balance Sheet includes the following:

                                   September      December      September
                                       30            31             30
                                      1995         1994(1)       1994(1)
                                                (millions of dollars)
Goodwill, net                       $  484.7       $  495.3       $  498.9
Gas purchased in advance of             24.6           43.5           47.1
delivery
Notes receivable                         6.6            6.1            8.6
Other                                  151.9          153.9          164.3
                                    $  667.8       $  698.8       $  718.9


      (1) "Investments and other assets" as previously presented at September 30 and December 31, 1994 included $91 million of pipeline assets held for sale pursuant to a sale of interests agreement which has been replaced with a transportation agreement as described in Note I. These assets have been reclassified to property, plant and equipment.

D. "Inventories" as presented on the accompanying Consolidated Balance Sheet includes the following:

                           September      December      September
                              30             31            30
                             1995           1994          1994
                                   (millions of dollars)
Gas in underground           $  66.9       $  73.8        $  92.8
storage
Materials and                   37.9          38.1           41.5
supplies
Other                            0.3           0.2            0.3
                             $ 105.1       $ 112.1        $ 134.6
Item 1.     Financial Statements (continued)                            Page 9

            Notes to Consolidated Financial Statements (continued)



E. "Provision for Income Taxes(Benefit)" as presented on the accompanying Consolidated Statement of Income includes the following:

                      Three Months          Nine Months
                 Ended September 30     Ended September 30
                     1995      1994       1995       1994
                             (millions of dollars)
Federal
  Current        $  (15.3)   $ (24.3)  $   7.5   $  (12.1)
  Deferred            6.7        8.0      12.2       31.6
  Investment tax     (0.2)      (0.2)     (0.5)      (0.5)
credit
State
  Current            (6.0)       0.5      (1.6)       0.9
  Deferred            2.5       (0.1)      5.9        0.5
                 $  (12.3)  $  (16.1)  $  23.5    $  20.4


F. The caption "Changes in certain assets and liabilities, net of noncash transactions" as presented on the accompanying Statement of Consolidated Cash Flows includes the following:

                                        Nine Months
                                     Ended September 30
                                      1995       1994
                                        (millions of
                                          dollars)
Increase(Decrease) in Cash
  and Cash Equivalents
    Accounts and notes receivable   $  32.9   $  239.9
    Inventories                         7.0       20.2
    Other current assets              (28.3)     (37.2)
    Gas accounts payable              (33.7)    (139.4)
    Other accounts payable             (8.8)      (7.9)
    Income taxes payable               (8.7)     (21.5)
    Interest payable                   (0.9)      (4.6)
    General taxes payable              (2.5)      (3.7)
    Customers' deposits                (9.7)      (1.9)
    Other current liabilities           3.6       (8.3)
    Recoveries under gas contract      22.2       15.8
settlements
                                    $ (26.9)  $   51.4

      All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information:
Item 1.     Financial Statements (continued)                           Page 10

            Notes to Consolidated Financial Statements (continued)



                               Nine Months
                           Ended September 30
                             1995      1994
                              (millions of
                                dollars)
Cash interest payments,
 net of                   $  115.7   $  126.9
 capitalized interest
Net cash income tax
 payments                 $   17.1  $    10.1

G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

H. Under a March 1994 agreement (the "Agreement"), the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse. The Company has retained servicing responsibility under the program, for which it is paid a fee which does not differ materially from a normal servicing fee. Total receivables sold under the Agreement but not yet collected were approximately $82.1 million, $192.8 million and $146.6 million, respectively, at September 30, 1995, December 31, 1994 and September 30, 1994, which amounts have been deducted from "Accounts and notes receivable" in the accompanying Consolidated Balance Sheet and, at September 30, 1995, $18.7 million of the Company's remaining receivables were collateral for receivables which had been sold. During the nine months ended September 30, 1995 and 1994, the Company experienced cash outflows of $110.7 million and $79.8 million, respectively, under the program. In accordance with authoritative accounting guidelines, cash flows related to these sales of accounts receivable are included in the accompanying Statement of Consolidated Cash Flows within the category "Cash flows from operating activities".

I.    As discussed in the Company's 1994 Report on Form 10-K,  the Company had
      contracted to sell an interest in 250 MMcf/day of capacity in certain of the Company's  natural  gas  transmission  facilities  to  ANR  Pipeline
      Company ("ANR"),  subject to  receipt of  acceptable approvals from  the
      Federal  Energy Regulatory Commission (the "FERC").   In early May 1995,
      the Company  announced that the  parties had  elected to cease  pursuing acceptable FERC approvals and would, instead, operate pursuant to backup
      transportation arrangements.    These backup  arrangements required  the
      Company to  refund $50 million to  ANR on June 1, 1995,  in exchange for
      the  return of  120 MMcf/day  of capacity  previously transferred.   The
      level  of  transportation  services  provided  pursuant  to  the  backup arrangements will  further decrease to  100 MMcf/day  on April 1,  2003, with  an additional refund  to ANR of $5  million and these arrangements will terminate on June 1, 2005,  with a refund of the remaining balance.
      The amount advanced to the Company in contemplation of the completion of this sale transaction  had been recorded as  a liability and  the assets subject to the  transaction had been segregated as "Pipeline assets held for  sale"  and  included with  "Investments  and other  assets"  on the
      Company's Consolidated Balance Sheet.  The  Company's liability has been
Item 1.     Financial Statements (continued)                           Page 11

            Notes to Consolidated Financial Statements (continued)


      reduced by the $50 million refunded on June 1 and the assets have been reclassified to property, plant and equipment, see Note C.

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

K. In August 1995, the Company issued $200 million of five-year notes with a coupon of 7.5% in a public offering pursuant to a previously filed registration statement. The proceeds were used to reduce the Company's bank borrowings and participation in its receivable sales program and for general corporate purposes pending the retirement of $150 million of 9.45% notes which matured and were retired in October 1995.

L. In early November 1995, the Company filed, with the Securities and Exchange Commission under Rule 415, a "Universal Shelf" registration statement. This registration statement, which has not yet become effective, will allow the Company to issue up to a total of $500 million of a wide variety of debt and equity securities over the next few years.

M. Effective with July 1995, the Company changed the estimated service lives of certain depreciable assets in its interstate transmission and natural gas gathering businesses pursuant to revised depreciation studies. These changes had the effect of reducing the Company's third quarter depreciation expense by $1.7 million and $1 million for interstate pipeline and natural gas gathering, respectively, and increasing the Company's net income and earnings per common share by approximately $1.7 million and $0.01/share, respectively.

N. As more fully described in the Company's 1994 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

      In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been improperly disposed of. While the Company's evaluation of this issue is in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.
Item 1.     Financial Statements (continued)                           Page 12

            Notes to Consolidated Financial Statements (continued)


      On October 24, 1994, the United States Environmental Protection Agency advised MRT that it, together with a number of other parties, had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note 0.

      While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

O. On August 6, 1993, the Company, its former exploration and production subsidiary ("E&P") and Arkoma Production Company ("Arkoma"), a subsidiary of E&P, were named as defendants in a lawsuit (the "State Claim") filed in the Circuit Court of Independence County, Arkansas. This complaint alleges that the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the State Claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss. On October 23, 1995, the Supreme Court of Arkansas affirmed the Circuit Court's order granting the Company's motion to dismiss. The plaintiffs have the right to request a rehearing of this decision. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim and the Supreme Court's affirmation of this order, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

      On October 24, 1994, the United States Environmental Protection Agency advised Mississippi River Transmission Corporation ("MRT"), a wholly-owned subsidiary of the Company, that MRT together with a number of other companies had been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition Page 13 and Results of Operations

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

                              Recent Developments

Debt Offering

          In August 1995, the Company issued $200 million of new debt and, in October 1995, retired $150 million of 9.45% notes, see "Net Cash Flows from Financing Activities" elsewhere herein.

Dividend Declaration

          On November 8, 1995, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on preferred stock, Series A, both payable December 15, 1995 to owners of record on November 20, 1995.

Universal Shelf Registration Statement

          In early November 1995, the Company filed a registration statement pursuant to Rule 415 of the Securities and Exchange Commission's regulations, see "Net Cash Flows from Financing Activities" elsewhere herein.

            Material Changes in the Results of Operations

          The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1994 Report on Form 10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions, competition and, below the operating income line, by the level of its borrowings and interest rates thereon. Following are detailed discussions of material changes in the results of operations by business unit:
Item 2. Management's Discussion and Analysis of Financial Condition Page 14 and Results of Operations


(1)   COMPARISON OF THE THIRD QUARTER OF 1995 TO THE THIRD QUARTER OF 1994

                            Quarter Ended
                            September 30        Increase(Decrease)
                          1995       1994         $           %
Operating Income(Loss)  (millions of dollars)
  Natural Gas           $  (5.2)   $ (11.0)     $  5.8       52.7
    Distribution
  Trading and              23.7       22.1         1.6        7.2
    Transportation
  Corporate and Other      (2.4)      (2.9)        0.5       17.2

    Consolidated        $  16.1    $   8.2      $  7.9       96.3
Item 2. Management's Discussion and Analysis of Financial Condition Page 15 and Results of Operations


DISTRIBUTION

      The Company's distribution operations are conducted by its Entex, Minnegasco and Arkla Divisions, collectively referred to as "Distribution". In September 1994, the Company completed the sale of its Kansas distribution properties (and certain related transmission facilities) for approximately $23 million in cash. This system serves approximately 23,000 customers in 14 communities.

                                    Quarter Ended
                                     September 30        Increase(Decrease)
                                   1995        1994         $           %
FINANCIAL RESULTS               (millions of dollars)
Natural gas sales                $ 287.0     $ 291.7     $ (4.7)        (1.6)
Transportation revenue               3.8         3.7        0.1          2.7
Other revenue                       16.5        15.9        0.6          3.8
  Total operating revenues         307.3       311.3       (4.0)        (1.3)
Purchased gas cost
  Unaffiliated                     149.8       159.7       (9.9)        (6.2)
  Affiliated                        18.2        19.8       (1.6)        (8.1)
Operations and maintenance         102.6       102.1        0.5          0.5
Depreciation and amortization       23.1        22.2        0.9          4.1
Other operating expenses            18.8        18.5        0.3          1.6

    Operating loss               $  (5.2)    $ (11.0)    $  5.8         52.7

OPERATING STATISTICS              (billions of cubic feet)
Residential sales                   15.8        15.8        -            -
Commercial sales                    15.7        15.6        0.1          0.6
Industrial sales                    37.0        34.6        2.4          6.9
Sales for resale                    11.1         5.5        5.6        101.8
Transportation                      14.7        14.5        0.2          1.4
  Total throughput                  94.3        86.0        8.3          9.7

            DEGREE DAYS   Normal    1995      1994
            ALG                7       29        19
            Entex              2        4         1
            Minnegasco       208      205       158

          Distribution operating results which, due to the cyclical nature of the residential and commercial demand for natural gas are routinely negative in the third quarter, improved from a loss of $11.0 million in the third quarter of 1994 to a loss of $5.2 million in the third quarter of 1995, as a slight decrease in operating revenues was more than offset by a decrease in purchased gas cost as described following.

          Operating revenues decreased slightly from $311.3 million in the third quarter of 1994 to $307.3 million in the third quarter of 1995 due primarily to a 15.9% decline in the average cost of purchased gas from $2.51/Mcf in 1994 to $2.11/Mcf in 1995 (purchased gas cost is a component of the overall sales rate). This decrease was partially offset by a 2.4 Bcf (6.9%) increase in industrial sales volume and a 5.6 Bcf (101.8%) increase in lowermargin sales for resale.

          Total  purchased gas  cost  decreased   $11.5 million  in  the third
quarter of 1995 in comparison to the third quarter of 1994 due to the decrease
Item 2.  Management's Discussion and Analysis of Financial Condition  Page 16
         and Results of Operations


in the average cost of purchased gas as discussed above, partially offset by the increased sales volume. Operating expenses, exclusive of purchased gas cost, increased $1.7 million (1.2%) in the third quarter of 1995 in comparison to the third quarter of 1994 principally due to (1) increased O&M expense related to increased throughput and (2) increased depreciation expense due to increased investment.

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

          Trading and Transportation utilizes various derivatives in the normal course of its business, see the discussion under Trading and Transportation for the nine months ended September 30, 1995 and 1994 elsewhere herein.
Item 2. Management's Discussion and Analysis of Financial Condition Page 17 and Results of Operations


                                    Quarter Ended
                                    September 30        Increase(Decrease)
                                   1995        1994         $          %
FINANCIAL RESULTS               (millions of dollars)
Gas sales revenue
  Sales to Distribution          $  27.7     $  29.7     $ (2.0)      (6.7)
  Industrial sales and other       188.9       121.3       67.6       55.7
    Total gas sales revenue        216.6       151.0       65.6       43.4
Transportation revenue
  Distribution                      18.8        17.6        1.2        6.8
  Other                             43.3        40.3        3.0        7.4

    Total transportation            62.1        57.9        4.2        7.3
     revenue
    Total operating revenues       278.7       208.9       69.8       33.4
Purchased gas cost
  Affiliated                         3.6         -          3.6      N/A
  Unaffiliated                     199.2       139.2       60.0       43.1
Operations and maintenance          24.6        19.5        5.1       26.2
  expense
Depreciation and amortization        8.2        10.7       (2.5)     (23.4)
Other operating expenses, net       19.4        17.4        2.0       11.5
  Operating income               $  23.7     $  22.1     $  1.6        7.2

OPERATING STATISTICS               (million MMBtu)
Sales to Distribution               16.4        14.8        1.6       10.8
Sales for resale and other          99.7        39.6       60.1      151.8
  Total sales                      116.1        54.4       61.7      113.4
Transportation
  Distribution                      15.9        13.2        2.7       20.5
  Other                            201.5       150.2       51.3       34.2
    Total transportation           217.4       163.4       54.0       33.0
    Elimination(1)                 (20.5)      (15.4)      (5.1)     (33.1)
      Total throughput             313.0       202.4      110.6       54.6

      (1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Trading and Transportation and are therefore included in the above volumetric data in both categories.

      Third quarter  operating income  for  Trading and  Transportation  group increased  by $1.6 million (7%) over the  corresponding period in 1994.  Lower third quarter results  by the  Company's interstate pipelines  were offset  by improved third quarter NES and NFS margins and a reduction in the depreciation
rates of  NGT and NFS based  on revised depreciation studies.   Effective July
1995, the effective  depreciation rates were  changed from 2.27% and  4.00% to
1.50% and 1.12% for  NGT and NFS, respectively, inclusive  of the amortization
of  the excess  depreciation reserve.   The  result of this  depreciation rate
reduction  was to  reduce  third quarter  1995  depreciation expense  by  $1.7
million  and $1.0  million for  NGT and  NFS, respectively.   The  lower third
quarter results by the  interstate pipelines are primarily related  to reduced sales margins resulting from lower 1995 gas prices as discussed following  and a 1994 inventory adjustment which did not recur in 1995.  Improved NFS margins are  primarily  attributable to  higher  gathering  rates  subsequent  to  the
"spindown"  of gathering  in  February 1995.   The  improved  NES margins  are
primarily  attributable to  increased sales  volumes and  expanded use  of gas
Item 2.  Management's Discussion and Analysis of Financial Condition  Page 18
         and Results of Operations


storage arrangements.   These arrangements allow  NES to mitigate the  cost of
supplying peak or swing load demands by decreasing the need to acquire spot market supplies of gas on short notice.

      Trading and Transportation's sales to Distribution decreased by $2.0 million (7%) primarily due to a 1.5 million MMBtu (17%) reduction in sales by NGT, combined with a reduction of $0.26/MMBtu in spot prices. Industrial and other sales increased by $67.6 million (56%) primarily due to a 60.1 million MMBtu increase in sales volumes. Approximately 94% of this volume increase is attributable to higher sales by NES, primarily due to increased marketing activity related to "off-system" sales which were transported by third party pipelines. The interstate pipelines account for the remaining 6% increase in sales volumes, however, the effect of higher sales volumes were partially offset by lower third quarter 1995 spot market prices which were $0.26/MMBtu below the average for the third quarter of 1994. This decline in spot market prices had a negative impact on the net sales margins earned by the pipelines because the sales rate generally includes the cost of gas at an index plus a margin, while the cost of the related gas supplies is composed largely of fixed price contracts, with a lesser amount of supply that varies with market conditions. Transportation revenues increased by $4.2 million (7%) with 50% of the increase attributable to increased transportation related to NFS, largely due to increased gathering rates subsequent to the "spindown" of NFS.

      Affiliated purchased gas cost of $3.6 million in 1995 reflected purchases by NES from Distribution. Unaffiliated purchased gas cost increased by $60.0 million (43%) primarily due to a corresponding increase in sales revenue as discussed above. Operating and maintenance expense increased by $5.1 million (26%) with approximately 65% of the increase attributable to increased transportation expense due to increased off-system sales by NES in which transportation services are provided by third party pipelines. The remainder of the increase in operation and maintenance expense is due to several factors including (1) a third quarter 1994 adjustment which decreased O&M expense by transferring certain items to material inventory, which adjustment did not recur in 1995, (2) higher 1995 labor due to a decrease in labor cost capitalized to construction projects, (3) compression rental associated with certain low pressure gathering projects, the cost of which is recovered through increased gathering revenues and (4) the write-off of certain excess clearing account and overhead balances which was partially offset by the reclassification in 1995 of certain data processing expenses from O&M expense to administrative expense. Depreciation and amortization expense decreased by $2.5 million (23%) due to depreciation rate reductions discussed preceding. "Other operating expenses, net" increased by $2.0 million (11%) due to higher 1995 property taxes, increased staffing at NES and the reclassification of certain data processing expenses from the O&M category as discussed preceding.

CORPORATE AND OTHER

     The $0.5 million decrease in the operating loss of Corporate and Other from the third quarter of 1994 to the third quarter of 1995 was due to an increase in 1995 income from miscellaneous activities.

CONSOLIDATED

          The  consolidated net loss decreased from $21.7 million in the third
quarter of 1994 to   $14.3 million in the third quarter of 1995, a decrease of
$7.4 million,  while (as  discussed preceding)  operating income increased  by
Item 2.   Management's Discussion and Analysis of Financial Condition  Page 19
          and Results of Operations


$7.9 million during the same period.   The principal reasons for the increased
net expense below the operating income line were as follows:

      * The decrease of $3.8 million in the 1995 income tax benefit, reflecting a decrease in the 1995 loss before income taxes, partially offset by an increase in the 1995 interim effective tax rate.

      This unfavorable impact was partially offset by:

      * The decrease of $1.9 million in third quarter 1995 interest expense, due to a reduced level of debt and lower interest rates.
      * The decrease of $1.4 million in "Other, net" for 1995, principally due to an increase in interest income.


(2)   COMPARISON OF THE FIRST NINE MONTHS OF 1995 TO THE  FIRST NINE MONTHS OF
1994

                            Nine Months
                         Ended September 30     Increase(Decrease)
                          1995       1994         $           %
Operating Income(Loss) (millions of dollars)
  Natural Gas          $  102.0   $  105.0      $ (3.0)      (2.9)
   Distribution
  Trading and              81.0       81.1        (0.1)      (0.1)
   Transportation
  Corporate and Other      (4.9)      (5.3)        0.4        7.5
    Consolidated       $  178.1   $  180.8      $ (2.7)      (1.5)


DISTRIBUTION
Item 2. Management's Discussion and Analysis of Financial Condition Page 20 and Results of Operations



                                     Nine Months
                                  Ended September 30     Increase(Decrease)
                                   1995        1994         $           %
FINANCIAL RESULTS               (millions of dollars)
Natural gas sales              $ 1,330.1   $ 1,468.0   $ (137.9)        (9.4)
Transportation revenue              13.9        13.6        0.3          2.2
Other revenue                       47.8        47.9       (0.1)        (0.2)
  Total operating revenues       1,391.8     1,529.5     (137.7)        (9.0)
Purchased gas cost
  Unaffiliated                     689.5       788.5      (99.0)       (12.6)
  Affiliated                       157.2       195.0      (37.8)       (19.4)
Operations and maintenance         309.8       310.2       (0.4)        (0.1)
Depreciation and amortization       68.7        66.0        2.7          4.1
Other operating expenses            64.6        64.8       (0.2)        (0.3)

    Operating income           $   102.0    $  105.0    $  (3.0)        (2.9)

OPERATING STATISTICS              (billions of cubic feet)
Residential sales                  121.8       130.7       (8.9)        (6.8)
Commercial sales                    83.9        85.6       (1.7)        (2.0)
Industrial sales                   115.6        99.7       15.9         15.9
Sales for resale                    31.6        14.2       17.4        122.5
Transportation                      51.2        49.4        1.8          3.6
  Total throughput                 404.1       379.6       24.5          6.5

            DEGREE DAYS   Normal    1995      1994
            ALG            1,864    1,661     1,856
            Entex            928      800       934
            Minnegasco     4,879    4,772     5,145

      Distribution operating income decreased from $105.0 million in the first nine months of 1994 to $102.0 million in the first nine months of 1995, a decrease of $3.0 million (2.9%), reflecting a decrease in both operating revenues and operating expenses.

      Operating revenues decreased from $1,529.5 million in the first nine months of 1994 to $1,391.8 million in the first nine months of 1995, a decline of $137.7 million (9%), due primarily to (1) warmer 1995 weather in the service areas of all three distribution units and (2) a 19.5% decline in the average cost of purchased gas (a component of the overall sales rate) from $2.98/Mcf in 1994 to $2.40/Mcf in 1995. Principally as a result of the warmer 1995 weather, total weather-sensitive residential and commercial sales volumes decreased by 10.6 Bcf (4.9%) in comparison to 1994. However, the continued improvement in the economic conditions in Entex's service area and intensified marketing efforts were principally responsible for an increase of 15.9 Bcf (15.9%) in the industrial sales volumes from 1994 to 1995. Lower-margin sales for resale increased 17.4 Bcf between the two periods.

      Total purchase gas cost decreased by $136.8 million (13.9%) in the first nine  months  of  1995  in  comparison  to the  first  nine  months  of  1994,
principally due  to the  decrease in  the average   cost  of purchased gas  as
discussed  preceding.   Operating expenses, exclusive  of purchased  gas cost,
increased   $2.1 million (0.5%) in the first nine months of 1995 in comparison
to  the  first  nine   months  of  1994  due  to  increased  depreciation  and
Item 2.  Management's Discussion and Analysis of Financial Condition  Page 21
         and Results of Operations


amortization expense reflecting increased investment, partially offset by decreased O&M and other operating expenses.
Item 2. Management's Discussion and Analysis of Financial Condition Page 22 and Results of Operations


TRADING AND TRANSPORTATION

                                     Nine Months
                                 Ended September 30     Increase(Decrease)
                                   1995        1994         $          %
FINANCIAL RESULTS               (millions of dollars)
Gas sales revenue
  Sales to Distribution         $  103.9    $  119.8    $ (15.9)     (13.3)
  Industrial sales and other       497.2       475.1       22.1        4.7
    Total gas sales revenue        601.1       594.9        6.2        1.0
Transportation revenue
  Distribution                      81.1        70.7       10.4       14.7
  Other                             98.6       102.9       (4.3)      (4.2)

    Total transportation           179.7       173.6        6.1        3.5
     revenue
    Total operating revenues       780.8       768.5       12.3        1.6
Purchased gas cost
  Affiliated                         6.3         3.5        2.8       80.0
  Unaffiliated                     543.5       542.4        1.1        0.2
Operations and maintenance          64.9        56.4        8.5       15.1
expense
Depreciation and amortization       29.9        32.2       (2.3)      (7.1)
Other operating expenses, net       55.2        52.9        2.3        4.3
  Operating income              $   81.0    $   81.1   $   (0.1)      (0.1)

OPERATING STATISTICS               (million MMBtu)
Sales to Distribution               53.2        54.1       (0.9)      (1.7)
Sales for resale and other         246.8       108.7      138.1      127.0
    Total sales                    300.0       162.8      137.2       84.3
Transportation
  Distribution                      75.2        73.0        2.2        3.0
  Other                            631.1       560.4       70.7       12.6
    Total transportation           706.3       633.4       72.9       11.5
    Elimination (1)                (58.7)      (48.7)     (10.0)     (20.5)
      Total throughput             947.6       747.5      200.1       26.8

      (1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Trading and Transportation and are therefore included in the above volumetric data in both categories.

      Year-to-date operating  income for Trading and  Transportation was $81.0
million which was comparable with  1994 results of $81.1 million.   Lower 1995
results by  the  interstate pipelines  were  offset by  improved NES  and  NFS margins, together with a reduction in 1995 depreciation rates.  Effective July
1995, depreciation  rates  for  NES and  NFS  were reduced  based  on  revised depreciation  studies, see  the discussion  of the  results of  operations for
Trading and Transportation  for the three months ended September  30, 1995 and
1994  elsewhere herein.   Lower  1995 pipeline  margins are  due to  (1) lower
pipeline sales margins, (2)  pipeline fuel usage which  exceeded corresponding tariff allowed fuel recoveries from customers and (3) the inclusion in 1994 of the effect  of the transition to  operations under FERC Order  636.  Increased
1995 marketing margins are largely due to increased sales volumes and expanded use  of storage  arrangements which  mitigates peak  or swing  load demand  by decreasing  the  need  to  acquire  spot  market  supplies  on  short  notice.
Item 2.  Management's Discussion and Analysis of Financial Condition  Page 23
         and Results of Operations


Increased NFS margins are primarily attributable to higher gathering rates subsequent to the "spindown" of gathering in February 1995.

      Sales to Distribution decreased by $15.9 million (13%) due to a volume decrease of 0.9 million MMBtu combined with lower 1995 spot prices which were approximately $0.43/MMBtu (17%) below 1994. Industrial and other sales increased by $22.1 million (5%) due to an increase in NES industrial and other sales of $75.4 million which was partially offset by a $49.7 million decrease in MRT industrial and other sales. Increased NES sales are primarily attributable to increased volumes associated with off-system sales. The decrease in MRT sales is due to approximately $50.5 million in sales revenues associated with MRT's sale of storage gas to its customers in the first and second quarters of 1994 (which sale did not recur in 1995) as part of the transition to Order 636. This 1994 revenue from the sale of storage gas was fully offset by incremental purchase gas cost. Transportation revenues in 1995 increased by $6.1 million (4%) primarily due to increased gathering rates subsequent to the "spindown" of NES and, to a lesser degree, increased transportation volumes.

      Purchased gas cost increased by $3.9 million (1%) reflecting a corresponding net increase in sales revenues of 1% (purchased gas cost is a component of the overall sales rate). Additionally, 1995 results include a favorable adjustment to purchased gas cost associated with certain fixed-price gas sales commitments as discussed following.

      Operation and  maintenance expense  for 1995  increased by  $8.5 million
(15%), with approximately 59% of the increase attributable to increased transportation expense primarily related to increased off-system sales by NES in which the transportation is provided by third party pipelines. Approximately 20% of the increase is attributable to compression rental associated with certain low pressure gathering projects. These projects are designed to lower the operating pressure of certain lines in order to increase production in certain areas of the gathering system. The incremental cost of this service is included as a component of the gathering rate and is thereby recovered through increased gathering revenues. The remainder of the increase is due to several factors including (1) adjustments in the second and third quarter of 1994 which decreased O&M expense by transferring certain items to material inventory, (2) higher labor cost due to a decrease in labor capitalized to construction projects and (3) the write-off of certain excess clearing account and overhead balances, partially offset by the reclassification of certain data processing cost from O&M expense to administration expense. Depreciation and amortization expense decreased by $2.3 million (7%) in 1995 primarily due to the reduction in depreciation rates as discussed preceding. "Other operating expenses, net" increased by $2.3 million (4%) primarily due to certain data processing expenses which were charged to O&M during 1994 and are reported as administrative expense in 1995. Additionally, increased NES staffing and lower capitalization of administration expenses also contributed to the increase in other operating expenses.

      As discussed in the Company's 1994 Report on Form 10-K, the Company enters into natural gas futures contracts, swaps and options in order to mitigate the risk from market fluctuations in the price of natural gas and transportation, and to meet certain of its customers' needs for fixed price gas supply.

      With  respect to  swaps which  are incidental  to the  Company's ongoing marketing and storage activities and in which one party agrees to pay either a
Item 2.  Management's Discussion and Analysis of Financial Condition  Page 24
         and Results of Operations


fixed price or a fixed differential from the NYMEX price while the other party agrees to pay based on a published index, at September 30, 1995, the Company was obligated under swaps covering 34.7 Bcf and 58.4 Bcf of gas in which it was the fixed price payor and the fixed price receiver, respectively, and these swaps collectively represented an unrealized loss of $1.0 million.

      At September 30, 1995, the Company held NYMEX futures contracts covering the purchase of 26.6 Bcf of gas (a notional amount of $48.3 million) through August 1996 and the sale of 16.9 Bcf of gas (a notional amount of $30.2 million) through August 1996. These contracts collectively represented an unrealized loss of $0.6 million.

      With respect to a price risk management program associated with certain agreements which commit the Company to deliver specified quantities of gas at fixed prices ratably through April 1999, at September 30, 1995, the Company was obligated under swaps covering 83.0 Bcf and 45.5 Bcf of gas in which it was the fixed price payor and the fixed price receiver, respectively, and these swaps collectively represented an unrealized loss of $9.2 million. There were no changes during the second quarter of 1995 in the options purchased in conjunction with this program. During the second quarter of 1995, the Company recorded a decrease of approximately $2.5 million in purchased gas cost resulting from the Company's success in securing supplies of gas at prices less than those anticipated in the calculation of the Company's previously recorded reserve for losses under the relevant agreements.

CORPORATE AND OTHER

      The operating loss of Corporate and Other decreased from a loss of $5.3 million in the first nine months of 1994 to a loss of $4.9 million in the first nine months of 1995, a decrease of $0.4 million.

CONSOLIDATED

      Net income increased from $26.9 million in the first nine months of 1994 to $30.6 million in the corresponding period of 1995, an increase of $3.7 million, while (as discussed preceding) operating income decreased by $2.7 million during the same period. The principal reasons for the decreased net expense below the operating income line were as follows:

      * The decrease of $8.7 million in 1995 interest expense, principally due to a reduced level of debt and lower interest rates.
      * The $0.5 million 1995 after-tax loss due to premiums on the early retirement of debt.
      *     The decrease of $0.2 million in "Other, net" for 1995.

      These favorable impacts were partially offset by:

      * The increase of $3.1 million in the 1995 provision for income taxes, reflecting an increased level of 1995 income before income taxes and a small increase in the 1995 interim effective tax rate.

                        Liquidity and Capital Resources

          The table below illustrates the sources of the Company's invested capital during the last five years and at September 30, 1995.
Item 2. Management's Discussion and Analysis of Financial Condition Page 25 and Results of Operations




                     Sept.                     December 31
                      30
INVESTED CAPITAL     1995     1994      1993     1992       1991      1990
                                          (millions of dollars)
Long-Term Debt    $1,474.9  $1,414.4  $1,629.4  $1,783.1  $1,551.5  $1,450.2
Total Equity         735.2     717.4     708.0     712.9     948.0   1,115.4
Total              2,210.1   2,131.8   2,337.4   2,496.0   2,499.5   2,565.6
Capitalization
Short-Term Debt      269.8     274.6     192.4     120.0     772.6     712.4
Total Invested    $2,479.9  $2,406.4  $2,529.8  $2,616.0  $3,272.1  $3,278.0
Capital

Long-Term Debt as
a Percent of Total   66.7%     66.3%     69.7%     71.4%     62.1%     56.5%
Capitalization
Equity as a
Percent
of Total             33.3%     33.7%     30.3%     28.6%     37.9%     43.5%
Capitalization
Total Debt as a
Percent of Total
Invested Capital     70.4%     70.2%     72.0%     72.7%     71.0%     66.0%

CASH FLOW ANALYSIS

      The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year.
Net Cash Flows from Operating Activities

      "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") decreased from $224.9 million in the first nine months 1994 to $136.2 million in the first nine months of 1995. This decrease of $88.7 million (39.4%) was principally due to decreased cash provided by accounts receivable during 1995 reflecting,
(1) the relatively higher September 30, 1995 accounts receivable balance due, in part, to the Company's reduced utilization of its receivable sales program offset by decreased cash used for gas accounts payable in 1995 due to the relatively lower December 31, 1994 gas accounts payable balance.

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

                                     Nine Months
                                 Ended September 30
                                   1995       1994
                                (millions of dollars)
Use (Source)
Recoveries under gas contract
 settlements                    $  (22.2)  $  (15.8)
Capital expenditures               118.0      121.1
Common and preferred dividends      31.8       31.6
Debt retirement                    144.4      107.6
Change in receivables sold         110.7       79.8
Return of advance received
 under contingent sales agreement   50.0        -
Decrease in overdrafts              15.1       12.9

    Selected External Uses of      447.8      337.2
       Cash

Less:
  Proceeds from sale of              -        (35.5)
    properties/assets
  Sale of Itron stock               (1.4)       -
  Issuance of debt                (200.0)      (5.0)
  Common stock issuance             (7.7)       -
  Change in cash balance           (10.3)      (3.2)

    Cash Generated from Other
     Sources,                    $ 228.4    $ 293.5
    Principally Internal


Net Cash Flows from Investing Activities

      The Company's capital expenditures for continuing operations by business unit for the nine months ended September 30, 1995 and 1994 were as follows:

                         Nine Months
                    Ended September 30    Increase(Decrease)
                      1995      1994        $          %

                   (millions of dollars)
Natural Gas          $  89.7    $  86.9    $  2.8         3.2
Distribution
Trading and             28.0       33.2      (5.2)      (15.7)
Transportation
Other                    0.3        1.0      (0.7)      (70.0)
  Consolidated       $ 118.0    $ 121.1    $ (3.1)       (2.6)

      Capital  expenditures decreased  from $121.1  million in the  first nine months of 1994 to $118.0 million in  the first nine months of 1995, a decrease
of  $3.1  million  (2.6%),  reflecting  decreased   spending  in  Trading  and
Transportation,  partially offset by increased spending  in Distribution.  The increased capital  spending  in  Distribution  reflects  customer  growth  and
increased  replacement  of existing  facilities.   The  decreased  spending in
Trading and  Transportation is  principally due  to planned  1995 expenditures
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  (continued)

                  Liquidity and Capital Resources (continued)


which have been delayed to correspond with demand for incremental capacity. The Company's capital expenditures for 1995 were budgeted at approximately $207 million, but are now expected to total approximately $180 million.

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

      The Company had no borrowings under the Facility at September 30, 1995, and had borrowings of $105 million at October 31, 1995, and therefore, had approximately $295 million in capacity under the Facility at October 31, 1995, which capacity is expected to be adequate to cover the Company's current and projected needs for short-term financing. The increase in borrowings from September 30 to October 31 was principally due to the Company's retirement of its 9.45% notes as discussed following.

      As further described in the Company's 1994 Report on Form 10-K, the Facility contains a provision which requires the Company to maintain a specific level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $150 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at September 30, 1995 and October 31, 1995, the Company had incremental debt capacity of $266.2 million and $321.6 million, respectively, and while the Company is not required to calculate and apply the equity limitation on an interim basis, if it were applied at September 30, 1995, the Company would have had incremental dividend capacity of $45.9 million.

      The  Company  has  entered  into  a  number  of  transactions  generally described as "interest rate swaps".  The terms of these arrangements vary but, in general, specify that  the Company will  pay an amount  of interest on  the notional amount of the  swap which varies with LIBOR while  the other party (a commercial bank) pays a fixed rate.  There has been no change in the makeup or notional  amount of the Company's  portfolio of swaps  since December 31, 1993 and, as of September 30,  1995,  $275 million  notional amount of these  swaps were outstanding, terminating at various dates through February 1997.  None of these swaps are "leveraged" and, therefore, they do not  represent exposure in excess of that  suggested by the notional amount  and reported interest rates.
At September  30, 1995,  the Company's  obligation  under these  arrangements, which is calculated using 6-12  month floating LIBOR, was based on  a weighted average  interest  rate  of  approximately  6.6%,  while  the  counterparties'
obligations were based on a weighted average fixed rate of approximately 5.1%.
The Company's performance under these swaps is collateralized by the  stock of
MRT  and NGT, and the Company is  permitted to increase the amount outstanding
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations (continued)

                  Liquidity and Capital Resources (continued)


under such collateralized arrangements to a total of $350 million, a limitation imposed by the terms of the Facility.

      The economic value which transfers between the parties to these swaps is treated as an adjustment to the effective interest rate on the Company's underlying debt securities. The effect of these swaps was to increase the Company's interest expense by $0.5 million and $1.3 million for the three months ended September 30, 1995 and 1994, respectively, and to decrease the Company's interest expense by $0.1 million for the nine months ended September 30, 1994. When positions are closed prior to the expiration of the stated term, any gain or loss on termination is amortized over the remaining period in the original term of the swap. The deferred gain associated with interest rate swaps terminated prior to their expiration was approximately $1.2 million at September 30, 1995. This gain is expected to be amortized as follows: the remainder of 1995 - $0.4 million; 1996 - $0.7 million; 1997 $0.1 million. At September 30, 1995, the unrealized loss (mark-to-market value) associated with outstanding swap arrangements was approximately $3.9 million.

      In August 1995, the Company issued $200 million of 7 1/2% notes due 2000 in a public offering pursuant to a previously filed registration statement. The proceeds of the offering were used to reduce the Company's bank borrowings and its participation in its receivable sales program and for general corporate purposes, pending the Company's October 1995 retirement at maturity of the $150 million of its 9.45% notes.

      In  early  November 1995,  the Company  filed,  with the  Securities and
Exchange Commission under Rule 415, a "Universal Shelf" registration statement. This registration statement, which has not yet become effective, will allow the Company to issue up to a total of $500 million of a wide variety of debt and equity securities over the next few years. Although the Company currently has no definitive plans with respect to any specific security issue, more than $650 million in debt securities are either redeemable or mature during the next 18 months, at least a portion of which the Company intends to refinance.

Commitments

      The Company had capital commitments of less than $10 million at September 30, 1995, which are expected to be funded through cash provided by operations and/or incremental borrowings. As described in the Company's 1994 Annual Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

CONTINGENCIES

      Letters of Credit. At September 30, 1995, the Company was obligated for $28.3 million under letters of credit which are incidental to its ordinary business operations.

      Indemnity Provisions. As discussed in the Company's 1994 Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

      Sale   of  Receivables.    Certain  of  the  Company's  receivables  are
collateral for receivables which have been sold, see Note H of Notes to Consolidated Financial Statements.
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations   (continued)

                  Liquidity and Capital Resources (continued)


      Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1994 Report on Form 10-K, the Company has off-balance-sheet risk as a result of its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein. As discussed in the Company's 1994 Report on Form 10-K, the Company has offbalance-sheet risk as a result of its natural gas hedging activities, see "Trading and Transportation" for the nine months ended September 30, 1995 and 1994 under "Material Changes in the Results of Operations" elsewhere herein.

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

                          Part 11.  Other Information

Item 1. Legal Proceedings

      On  August 6, 1993, the  Company, its former  exploration and production subsidiary ("E&P") and  Arkoma Production Company ("Arkoma"), a  subsidiary of
E&P, were  named as defendants in  a lawsuit (the "State Claim")  filed in the
Circuit Court of Independence  County, Arkansas.  This complaint  alleges that
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations   (continued)

                  Liquidity and Capital Resources (continued)


the Company, E&P and Arkoma, acted to defraud ratepayers in a series of transactions arising out of a 1982 agreement between the Company and Arkoma. On behalf of a purported class composed of the Company's ratepayers, plaintiffs have alleged that the Company, E&P and Arkoma are responsible for common law fraud and violation of an Arkansas law regarding gas companies, and are seeking a total of $100 million in actual damages and $300 million in punitive damages. On November 1, 1993, the Company filed a motion to dismiss the State Claim. In a hearing held on May 19, 1994, the Court heard arguments on this motion. On September 20, 1994, the Court entered an order granting the Company's motion to dismiss. The plaintiffs have appealed this order granting the motion to dismiss. On October 23, 1995, the Supreme Court of Arkansas affirmed the Circuit Court's order granting the Company's motion to dismiss. The plaintiffs have the right to request a rehearing of this decision. The underlying facts forming the basis of the allegations in the State Claim also formed the basis of allegations in a lawsuit (the "Federal Claim") filed in September 1990 in the United States District Court for the Eastern District of Arkansas, by the same plaintiffs. The Federal Claim was dismissed in August 1992. Since the State Claim is based on essentially the same underlying factual basis as the Federal Claim and in light of the Court's order granting the Company's motion to dismiss the State Claim and the Supreme Court's affirmation of this order, the Company continues to believe that the State Claim is without merit, intends to vigorously contest any appeal of the order granting dismissal and does not believe that the outcome will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

      On October 24, 1994, the United States Environmental Protection Agency advised Mississippi River Transmission Corporation ("MRT"), a wholly-owned subsidiary of the Company, that MRT together with a number of other companies had been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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





Dated   November 14, 1995