Form 10-K
period 1995-12-31
NORAM ENERGY CORP
filed 1996-03-29
CIK 7314

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Fiscal Year Ended December 31, 1995
                        Commission File Number 1-3751

                              NORAM ENERGY CORP.
            (Exact name of registrant as specified in its charter)

                                   Delaware
           (State or jurisdiction of incorporation or organization)

                           EMPLOYER IDENTIFICATION
                           (I.R.S. No. 72-0120530)

                 1600 SMITH, 32nd FLOOR, HOUSTON, TEXAS 77002
                   (Address of principal executive office)

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
Yes  x   No
   -----   -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                          -----
         The aggregate market value of the voting stock held by non-affiliates:
$1,116,001,584 Common Stock, $.625 par value, based upon the closing sales price on March 15, 1996 as reported on the New York Stock Exchange, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 and excluding stock owned by affiliates. Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 125,180,609 shares of Common Stock, $.625 par value, as of March 15, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the NorAm Energy Corp. Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference in Parts I, II and IV herein.

2. NorAm Energy Corp. definitive Proxy Statement respecting the Annual Meeting of Stockholders to be held on May 14, 1996, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (to the extent set forth in Items 10, 11, 12 and 13 of Part III of this report) is incorporated by reference.
The Exhibits included in this report are indexed on pages 30 through 32.

                     NORAM ENERGY CORP. AND SUBSIDIARIES

                                   PART I

ITEM 1.  BUSINESS.

         NorAm Energy Corp. (the "Company") was incorporated in 1928 under the laws of the State of Delaware and is principally engaged in the distribution and transmission of natural gas including gathering, marketing and storage of natural gas. The revenue, operating profit and identifiable assets of the Company's natural gas segment exceed 90% of the respective totals for the
Company.   Accordingly, the Company is not required to report on a "segment"
basis, although the Company is organized into, and the following business description focuses on, the five operating units described below. Previously, the Company segregated its business activities into "Natural Gas Distribution" and "Natural Gas Pipeline" when reporting results of operations. In recognition of changes within the natural gas industry and the manner in which the Company manages its portfolio of businesses, the Company has further broken down its results of operations into (1) Natural Gas Distribution; (2) Interstate Pipelines; (3) Wholesale Energy Marketing; (4) Retail Energy Marketing; and (5) Natural Gas Gathering. The business units now referred to as Interstate Pipelines, Wholesale Energy Marketing and Natural Gas Gathering have also been referred to from time to time as the NorAm Trading and Transportation Group or the Trading and Transportation Group. The business unit referred to herein as Retail Energy Marketing includes a number of activities previously conducted as part of Natural Gas Distribution. Set forth below is the Operating Income (Loss) by the five Business Units described above as well as Corporate. Following that table is a reconciliation of operating income reported in accordance with the current organizational breakdown with operating income reported in accordance with the previous organizational breakdown.

OPERATING INCOME (LOSS) BY BUSINESS UNIT(1)

 (MILLIONS OF DOLLARS)                        1995                1994                1993
 ---------------------                       -------             -------             -------
 Natural Gas Distribution                    $ 158.0             $ 145.5             $ 160.1

 Interstate Pipelines                          103.8               105.4               100.6

 Wholesale Energy Marketing                      4.2                (3.0)              (22.4)

 Natural Gas Gathering                           8.7                 5.6                 -   (2)

 Retail Energy Marketing                        22.2                18.4                15.1

 Corporate and Other(3)                         (9.6)               (7.0)              (16.9)
                                             -------             -------             -------
     Subtotal                                  287.3               264.9               236.5

 Louisiana Intrastate Gas Corp.(4)               -                   -                   5.6

 Contract Termination Charge(5)                  -                   -                 (34.2)

                                             -----------------------------------------------
      Consolidated                           $ 287.3             $ 264.9             $ 207.9
                                             ===============================================


(1) To the extent practicable, prior year results of operations have been reclassified to conform to the current business unit presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business unit structure been in effect during those periods. In general, transactions among business units are recorded at market prices and material affiliate transactions within business units have been eliminated.

(2)      Included with "Interstate Pipelines" in 1993.

(3) Includes amortization of goodwill, see Note 1 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders.

(4)      See "Interstate Pipelines" following.

(5) In December 1993, the Company completed a comprehensive settlement agreement ("the Settlement") with certain subsidiaries of Samson Investment Company, terminating or modifying a number of outstanding contractual arrangements. The Settlement resulted in a $34.2 million pre-tax charge to earnings, set forth in the Company's Statement of Consolidated Income for 1993 as "Contract Termination Charge".

                   OPERATING INCOME (LOSS) BY BUSINESS UNIT
                       RECONCILIATION TO PREVIOUS FORMAT
                             (MILLIONS OF DOLLARS)

                                 Natural                      Wholesale       Natural        Retail
                                   Gas         Interstate       Energy          Gas          Energy         Corporate
           1995                Distribution     Pipelines      Marketing      Gathering      Marketing       & Other
           ----                ------------     ---------      ---------      ---------      ---------       -------
 PREVIOUS FORMAT               $ 178.0          $ 116.6            -              -                -       $   (7.3)

    Distribution                 (21.5)              -             -              -          $   21.5            -

    Pipeline                        -             (12.8)       $  4.2         $  8.7               -           (0.1)

    Corporate & Other              1.5               -             -              -               0.7          (2.2)
                               -------          -------        ------         ------         --------      --------

 CURRENT REPORTING             $ 158.0          $ 103.8        $  4.2         $  8.7         $   22.2      $   (9.6)
                               =======          =======        ======         ======         ========      ========
                                                                                           Consolidated    $  287.3
                                                                                                           ========
           1994
           ----

 PREVIOUS FORMAT               $ 163.2          $ 108.1            -              -                -       $   (5.3)

    Distribution                 (17.5)              -             -              -          $   17.5            -

    Pipeline                        -              (2.7)       $ (3.0)        $  5.6               -            0.1

    Corporate & Other             (0.2)              -             -              -               0.9          (1.8)
                               -------          -------        ------         ------         --------      --------
 CURRENT REPORTING             $ 145.5          $ 105.4        $ (3.0)        $  5.6         $   18.4      $   (7.0)
                               =======          =======        ======         ======         ========      ========
                                                                                           Consolidated    $  264.9
                                                                                                           ========

           1993
           ----
 PREVIOUS FORMAT               $ 174.8          $  78.2            -                             -         $  (17.4)

    Distribution                 (15.3)              -             -                         $  15.3             -

    Pipeline                        -              22.4        $(22.4)                          -                -

    Corporate & Other              0.6               -             -                            (0.2)           0.5
                               -------          -------        ------                        -------       --------
 CURRENT REPORTING             $ 160.1          $ 100.6        $(22.4)                       $  15.1       $  (16.9)
                               =======          =======        ======                        ========      ========
                                                                                                           $  236.5
                                                                Contract Termination Charge                   (34.2)
                                                                Louisiana Intrastate Gas Corporation            5.6
                                                                            Consolidated                   --------
                                                                                                           $  207.9
                                                                                                           ========


See the separate discussions for each Business Unit for operating revenue and throughput information.

         The Company also is evaluating opportunities for international investment, and the Company's efforts thus far have focused on opportunities emerging in Latin America due to privatization initiatives currently underway in a number of countries, as well as broad-based efforts to encourage international investment.

         Since the Company's December 31, 1992 sale of its oil and gas exploration and production business, the Company's operations principally have been rate regulated. The operations of the Natural Gas Distribution and Interstate Pipelines business units are subject to rate regulation, while the operations of Wholesale Energy Marketing, Retail Energy Marketing and Natural Gas Gathering are not generally subject to direct regulation as to the rates which may be charged.

NATURAL GAS DISTRIBUTION.

         The Company's natural gas distribution business is conducted through its three divisions, Arkla, Entex and Minnegasco, and their affiliates. Historically, the Company's Natural Gas Distribution business included substantially all the activities conducted by these three divisions. In recognition of the fact that certain of these activities are not subject to traditional cost-of-service rate regulation and, as such, have different risk profiles and return potentials, and in order to concentrate its similarly-targeted marketing efforts in a single business unit, certain large-volume marketing activities, including the provision of services to a number of customers previously reported with "Natural Gas Distribution", have been aggregated and separately reported as "Retail Energy Marketing". Thus, Natural Gas Distribution, as presently constituted consists principally of natural gas sales to and natural gas transportation for residential, commercial and a limited number of industrial customers, substantially all of which are located behind the "city gate" and subject to traditional cost-of-service rate regulation.

         Arkla provides service in approximately 613 communities in the states of Arkansas, Louisiana, Oklahoma and Texas. The largest communities served by Arkla are the metropolitan areas of Little Rock, Arkansas, and Shreveport, Louisiana. In 1995, approximately 73% of Arkla's total throughput was composed of sales of gas at retail and approximately 27% was attributable to transportation services. For the same period, in excess of 95% of Arkla's supplies were obtained from NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), or through transportation agreements with NorAm Energy Services, Inc. ("NES"). In September of 1994, Arkla and NGT, respectively, completed the sale of its Kansas distribution properties and certain related pipeline assets of NGT, located in Kansas, to UtiliCorp United Inc. ("UtiliCorp", an affiliate of Peoples Natural Gas) for approximately $23 million in cash. This sale terminated the Company's distribution operations in Kansas.

         Entex provides service in approximately 502 communities in the states of Texas, Louisiana and Mississippi. The largest community served by Entex is the metropolitan area of Houston, Texas. In 1995, approximately 95% of Entex's total throughput was composed of sales of gas at retail and approximately 5% was attributable to transportation services. For the same period, Entex's principal suppliers of gas were Enron Capital & Trade Resources, MidCon Texas Pipeline Co., Koch Gateway Pipeline Company, and certain affiliates of each such company. No other supplier accounted for more than 10% of Entex's purchases.

         During 1995, Minnegasco provided service in approximately 243 communities in Minnesota. The largest community served by Minnegasco is Minneapolis, Minnesota and its suburbs. In 1995, approximately 92% of Minnegasco's total throughput was composed of sales of gas at retail and approximately 8% was attributable to transportation services. For the same period, Minnegasco's principal pipeline service providers were Northern Natural Gas Company, Viking Gas Transmission Company, Minnesota Intrastate Pipeline and Natural Gas Pipeline Company of America. For the same period, Minnegasco's principal suppliers of gas were Pan Alberta Gas, NES, Coastal Gas Marketing and Western Gas Marketing. No other supplier of natural gas accounted for more than 10% of Minnegasco's purchases. In February 1993, Minnegasco completed the sale of its Nebraska distribution system to UtiliCorp for

$75.3 million in cash plus an additional payment of $17.8 million for net working capital transferred. In August of 1993, Minnegasco completed the exchange of its South Dakota distribution properties plus $38 million in cash for the Minnesota distribution properties of Midwest Gas, a division of Midwest Power System Inc. ("Midwest"). The UtiliCorp and Midwest transactions terminated Minnegasco's distribution operations outside of Minnesota.

         The following table summarizes by state the number of communities and the estimated number of customers served by the Company as of December 31, 1995:

               SERVICE AREA           COMMUNITIES              NUMBER OF
                LOCATIONS                SERVED                CUSTOMERS
               ------------           -----------              ---------

             Texas                        365                  1,203,712

             Minnesota                    243                    626,556

             Arkansas                     383                    425,423

             Louisiana                    179                    262,480

             Mississippi                   91                    118,520

             Oklahoma                      97                    114,794
                                        -----                  ---------
                                        1,358                  2,751,485
                                        =====                  =========

         The following table summarizes the estimated number of customers served by each of the divisions as of December 31, 1995 and 1994:



                                                   DECEMBER 31,
                                                   ------------
   CUSTOMERS BY DIVISION                  1995                     1994
   ---------------------                ---------                ---------

   Entex                                1,394,292                1,375,393
   Arkla                                  730,637                  721,185
   Minnegasco                             626,556                  612,254
                                        ---------                ---------

                    Total               2,751,485                2,708,832
                                        =========                =========




         The Company's approximately 54,982 linear miles of gas distribution mains vary in size from one-half inch to 24 inches. Generally, in each of the cities, towns and rural areas it serves, the Company owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises, and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which the Company receives gas from its suppliers are owned, operated and maintained by others, and the distribution facilities of the Company begin at the outlet of the measuring equipment. These facilities include odorizing equipment usually located on the land owned by suppliers and district regulator installations, in most cases located on small parcels of land which are leased or owned by the Company.

         Consolidated revenue, throughput and customer data of the distribution divisions are as follows:


NATURAL  GAS  DISTRIBUTION

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                       (IN MILLIONS OF DOLLARS)
                                         1995                 1994                   1993
                                         ----                 ----                   ----
 OPERATING REVENUES
 ------------------

      Sales                            $ 1,678.6            $ 1,769.9             $ 1,865.7

      Transportation                        19.1                 17.6                  18.7

      Other                                 21.7                 23.1                  22.6
                                       ---------            ---------             ---------

          Total                        $ 1,719.4            $ 1,810.6             $ 1,907.0
                                       =========            =========             =========


                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      (IN BILLIONS OF CUBIC FEET)
                                           1995                 1994                   1993
                                           ----                 ----                   ----
 THROUGHPUT
 ----------
      Sales

           Residential                     183.3                180.0                 193.6

           Commercial                      123.3                119.1                 126.7

           Industrial                       52.4                 53.4                  49.7

      Transportation                        49.4                 44.9                  52.2
                                           -----                -----                 -----

               Total                       408.4                397.4                 422.2
                                           =====                =====                 =====


                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                       1995                 1994                   1993
                                       ----                 ----                   ----
 AVERAGE NUMBER OF CUSTOMERS
 ---------------------------
      Residential                    2,495,022            2,458,520             2,433,598

      Commercial                       224,946              222,193               222,523

      Industrial                         2,338                2,462                 2,509
                                     ---------            ---------             ---------

          Total                      2,722,306            2,683,175             2,658,630
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


INTERSTATE PIPELINES.

         The Company's interstate natural gas pipeline business (collectively referred to as "Pipeline") is conducted principally through NGT and MRT, two wholly-owned subsidiaries of the Company together with certain subsidiaries and affiliates. The Company's natural gas gathering activities subsequent to 1993 and wholesale energy marketing activities for all periods, previously included with Pipeline, are now separately discussed, see "Wholesale Energy Marketing" and "Natural Gas Gathering" elsewhere herein.

         In March 1993, the Company transferred assets, liabilities and service obligations of Arkla Energy Resources, formerly a division of the Company, into a then newly-formed wholly-owned subsidiary of the Company, now called NGT, pursuant to an order from the Federal Energy Regulatory Commission ("FERC") approving the transfer. As a result of this transfer of assets, liabilities and service obligations, the FERC now has sole jurisdiction over NGT's interstate pipeline business, including transportation services and certain of NGT's transactions with affiliates of the Company, which historically were subject to both FERC and state regulatory oversight. See "Regulation."

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

         In February 1996, Pipeline announced a reorganization plan which resulted in the elimination of a total of approximately 275 positions at NGT and MRT. The reorganization plan is intended to allow Pipeline to operate more efficiently, improving its ability to compete in its market areas. The Company expects to record a first-quarter 1996 charge of less than $20 million associated with the reorganization plan, which amount is expected to be substantially offset by the associated cost savings during 1996.

         NGT owns and operates a natural gas pipeline system located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. As described above under "Natural Gas Distribution", effective September 30, 1994, NGT sold to UtiliCorp certain of its pipeline assets in Kansas. At December 31, 1995 the NGT system consisted of approximately 6,400 miles of transmission lines. The NGT pipeline system extends generally in an easterly direction from the Anadarko Basin area of the Texas Panhandle and western Oklahoma through the Arkoma Basin area of eastern Oklahoma and Arkansas to the Mississippi River. Additional pipelines extend from east Texas to north Louisiana and central Arkansas, and from the mainline system in Oklahoma and Arkansas to south central Kansas and southwest Missouri. In its system, NGT operates various compressor facilities related to its gas transmission business. NGT's peak day gas handled during the 1995/96 heating season was approximately 2.40 billion cubic feet ("Bcf"). NGT , on behalf of various shippers, transports and delivers gas to distributors for resale for ultimate public consumption, to industrial customers for their own use and consumption, and to third party pipeline interconnects located in the states of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. In 1995 NGT's throughput totaled 630.1 million MMBtu. Approximately 17% of the total throughput was attributable to services provided to Arkla, and 17% was attributable to gas marketed by NES to other parties. No other customer or supplier accounted for more than 10% of NGT's throughput.

         The MRT system consists of approximately 2,200 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois. This pipeline system includes the "Main Line System," the "East Line," and the "West Line." The Main Line System includes three transmission lines extending approximately 435 miles from Perryville, Louisiana, to the greater St. Louis area. The East Line, also a main transmission line, extends approximately 94 miles from southwestern Illinois to St. Louis. The West Line extends approximately 140 miles from east Texas to Perryville, Louisiana. The system also incudes various other branch, lateral, transmission and gathering lines and compressor stations. During 1995, MRT's throughput totaled 395.1 million MMBtu. Approximately half of MRT's total 1995 volumes were delivered to its traditional markets along its system in Missouri, Illinois and Arkansas with the remaining volumes delivered to off-system customers. MRT's peak day deliveries during the 1995/96 heating season to its traditional market area customers were approximately one million MMBtu. MRT's largest customer is Laclede Gas Company, which serves metropolitan St. Louis and to which MRT provides service under several long-term firm transportation and storage agreements and an agency agreement. The FERC has jurisdiction over MRT with regard to its interstate pipeline business. See "Regulation."

         The Company owns and operates seven gas storage fields. Four storage fields are associated with NGT's pipeline and have a combined maximum deliverability of approximately 665 million cubic feet ("mmcf") per day and a working gas capacity of approximately 22.8 Bcf. NGT also owns a 1/12 interest in Koch Gateway Pipeline Company's Bistineau storage field which provides an additional 100 mmcf per day of deliverability and additional working gas capacity of 8 Bcf. The two largest NGT storage fields are located in Oklahoma: the Ada field - capable of delivering approximately 330 mmcf per day, and the Chiles Dome field - capable of delivering 265 mmcf per day. The other NGT storage fields, Ruston and Collinson, are located near Ruston, La. and Winfield, Kansas. However, the Collinson storage field is scheduled for abandonment in 1996. Three storage fields are associated with MRT's pipeline and have a maximum aggregate deliverability of approximately 580 mmcf per day and a working gas capacity of approximately 31 Bcf. Most of MRT's storage capacity is located in two fields in north central Louisiana, near Ruston. MRT's other storage field is located at St. Jacob, Illinois off of MRT's East Line. During 1995, all of MRT's storage capacity was subscribed on a firm basis by its customers, who had contracted for the capacity as a result of MRT's FERC Order 636 restructuring proceeding.

         As stated above, the Company sold the LIG Group to a subsidiary of Equitable Resources in June, 1993. As a result, LIG's results of operations have been excluded from the following data, although this disposition did not qualify for presentation as "discontinued operations" in the Company's Consolidated Financial Statements. LIG's operating income was $5.6 million for the six months ended June 30, 1993 and total throughput for the same period was
103.4 million MMBtu.

         Consolidated throughput and revenue data for Pipeline is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                               1995                1994                1993
                                               ----                ----                ----
 THROUGHPUT (million MMBtu)

      Sales                                     79.5                63.2               115.1

      Transportation                           974.3               831.8               780.1

      FERC Order 636 (1) Elimination           (77.5)              (59.9)              (24.2)
                                              ------              ------              ------

          Total                                976.3               835.1               871.0
                                              ======              ======              ======
 REVENUES (in millions of dollars)

      Sales                                   $100.8              $162.4              $451.3

      Transportation                           245.9               238.2               151.4
                                              ------              ------              ------
           Total                              $346.7              $400.6              $602.7
                                              ======              ======              ======



(1) When sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput. No elimination is made for volumes of 196.6 million MMBtu, 145.8 million MMBtu and 158.2 million MMBtu in 1995, 1994 and 1993, respectively, which were transported on both the NGT and MRT systems.


         During the 1980s, the Company, as most other pipelines, was compelled to resolve a number of significant disputes with its suppliers under contracts which allegedly required the Company to take or, if not taken pay for, quantities of gas in excess of its available sales markets and/or at prices generally above the levels required by such markets. These disputes, generally referred to as "take-or-pay" claims, have been resolved in a number of ways, including both buy-out/buy-downs and payments for gas in advance of its delivery. In the third quarter of 1989, the Company recorded a pre-tax Special Charge of $269 million related to these claims. The amount shown as "Gas Purchased in Advance of Delivery" in the Company's Consolidated Balance Sheet and the component of "Investments and Other Assets" bearing the same caption (See Note 1 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders) represents, in substantial part, amounts paid to suppliers in conjunction with the above referenced settlements. These prepayments for gas were made at varying prices but have been reduced to their estimated net realizable value (which approximates fair value) and, to the extent that the Company is unable to realize at least this amount through sale of the gas as delivered over the life of these agreements, its earnings will be adversely affected, although such impact is not expected to be material.

         In addition, the Company's Consolidated Balance Sheet includes an accrual representing its estimate of the amount it will be required to pay in settlement of all remaining claims, including those not yet asserted. While the vast majority of such claims have been settled, the Company is committed, under certain of these settlements, to make additional payments, expects that other such claims may be asserted and that amounts may be expended in settlement of such claims. The Company currently expects that the amount of such settlements if any, in excess of existing reserves will not be material.

         The Company is committed under certain agreements to purchase certain quantities of gas in the future. At December 31, 1995, the Company had the following gas take commitments under its agreements which are not variable-market-based priced:


                                      VOLUME                 VALUE
                                   (MILLIONS OF              ($ IN                 PRICE
                                      MMBTU)               MILLIONS)             ($/MMBTU)
                                   ------------            ---------             ---------
             1996                     17.8                  $40.5                  $2.27
             1997                     15.6                   35.4                   2.27
             1998                     12.0                   26.4                   2.19
             1999                      6.2                   14.4                   2.33
         Beyond 1999                   1.0                  $ 3.6                  $3.47

         At December 31, 1995, the Company had the following gas take commitments under its agreements which are variable-market-based priced, valued using an average spot price over the delivery period of approximately $2.13/MMBtu:


                                     VOLUME                 VALUE                AVERAGE
                                  (MILLIONS OF              ($ IN                 PRICE
                                     MMBTU)               MILLIONS)             ($/MMBTU)
                                  ------------            ---------              --------
            1996                     157.2*                $350.6                 $2.23
            1997                       9.4                   19.5                  2.07
            1998                       5.0                   10.1                  2.04
            1999                       4.3                    9.1                  2.11
        Beyond 1999                    3.7                 $  8.0                 $2.18

         * Includes approximately 45.4 million MMBtu of gas subject to 3 - 6 month term purchase agreements at NES which, in general, are matched with sale agreements with similar terms.


         In order to mitigate the risk from market fluctuations in the price of natural gas and transportation during the terms of these commitments, the Company enters into futures contracts, swaps and options, (see Notes 1 and 8 of Notes to Consolidated Financial Statements included in the Company's 1995
Annual Report to Stockholders).     In no case are these derivatives held for
trading purposes. To the extent that the Company expects that these commitments will result in losses over the contract term, the Company has established reserves equal to such expected losses.


WHOLESALE ENERGY MARKETING.

         The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NES, together with certain affiliates. NES, previously reported as a part of Pipeline, historically has operated primarily in those states served by the NGT and MRT systems but recently has had significant sales in various other states as it seeks to extend its activities throughout North America. In addition, in recent periods, NES has begun to market electricity in wholesale markets.

         NES markets gas under daily, baseload and term agreements which include either market sensitive or fixed pricing provisions. Fixed priced sales or purchase contracts are hedged using gas futures contracts or other derivative financial instruments. See Notes 1 and 8 of Notes to the Company's Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders. NES gas supplies are purchased from others on both a daily and term basis. Most gas supplies are purchased based on market sensitive pricing. Gas sales for 1995 were approximately 513 million MMBtu of which approximately 85.2% was to unaffiliated parties. Customers are located both on the NGT system and other pipelines. Gas is transported to customers using both firm and interruptible transportation. Sales and services provided by NES are generally not subject to any form of rate regulation.

RETAIL ENERGY MARKETING.

         The Company's marketing of natural gas and related services to those industrial and commercial customers located behind the "city gate" of local gas distribution companies but not utilizing traditional "bundled" utility service, as well as certain industrial customers served by third-party pipelines on which the Company holds capacity, is principally carried out by NorAm Energy Management, Inc., together with certain affiliates (collectively, "NEM"). Certain of NEM's activities, while not subject to traditional cost-of-service rate determination, are subject to the jurisdiction of various regulatory bodies as to the allocation of joint costs between such activities and certain of the company's regulated activities. This recently-formed business unit includes a number of activities previously included with Distribution (see "Natural Gas Distribution" elsewhere herein) and will execute the Company's plan for serving these markets more coherently and effectively. NEM had sales to five chemical facilities, operated by its largest customer and owned by a total of five customers, which collectively represented approximately 38.3 Bcf (22.6%), 11.9 Bcf (10.2%) and 7.0 Bcf(8.6%) of NEM's total gas sales volumes of
169.7 Bcf, 116.6 Bcf and 81.7 Bcf in 1995, 1994 and 1993, respectively.


NATURAL GAS GATHERING.

         On February 1, 1995, pursuant to a "spindown" order from the FERC, the Company transferred the natural gas gathering assets of NGT into the Company's wholly-owned subsidiary, NorAm Field Services Corp. ("NFS"). These assets consist principally of approximately 3,500 miles of gathering pipelines which collect gas from more than 200 separate systems located in major producing fields in Oklahoma, Louisiana, Arkansas and Texas. NFS is not generally subject to cost-of-service regulation, although the spindown order required that it offer to continue any pre-existing gathering services generally under the terms of NGT's tariff, including the applicable stated maximum gathering rate of $0.1417 per MMBtu for a two-year period (the "Default Contract"), except to the extent that separate terms and conditions have been negotiated. While various parties, including NFS, have appealed certain of the FERC's findings and the case is pending before the D.C. Circuit Court of Appeals, if the Default Contract provisions are not reversed in the interim, NFS will be unable to realize the full market value for certain of its services until February 1, 1997. The Company expects that efforts will be made in certain states to enact legislation to regulate gathering rates and services but the Company currently expects that any such efforts will be successful only to the extent of providing for complaint-type proceedings alleging undue discrimination or similar "light-handed" regulatory approaches. Natural Gas Gathering also includes Arkla Chemical Company which performs gas processing, liquids extraction and marketing activities, generally in conjunction with certain of NFS's gathering activities. In the future, the majority of NFS's gas processing activities will be conducted by Waskom Gas Processing Company, a joint venture of NFS and NGC Corp. (an affiliate of Natural Gas Clearinghouse).


MARKET FACTORS.

         The Company's business is generally affected by a number of market factors, including competition, seasonality and the general economic climate. Increasingly, the activities of the Company's Interstate Pipelines, Wholesale Energy Marketing and Retail Energy Marketing units are most significantly affected by national trends in these areas. On the other hand, the results of the Company's Natural Gas Distribution units continue to be influenced most significantly by local trends in these factors.

         Historically, competition in the sale and transportation of natural gas was limited due to the pervasive nature of the regulation of the industry and the long-term nature of the service obligations assumed by its participants. As a result, the Company's results of operations were largely affected by local factors, including the effects of local regulation. Over the past few years, however, regulatory and economic developments have significantly reduced the influence of such factors, particularly with respect to the Company's Interstate Pipelines, Wholesale Energy Marketing and Retail Energy Marketing operations. At the federal level, regulations governing natural gas transmission and marketing have been redesigned in order to promote intense competition between natural gas transporters and marketers. From an economic perspective, in recent years the energy industry, including the natural gas industry, has been characterized by a surplus of product deliverability (and, in the case of natural gas transportation in certain locations during certain seasons, a surplus of capacity), which also has increased the level of competition.

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

         Largely as a result of increasing competition, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"
("SFAS 71") to NGT's transactions and balances in 1992, see Note 1 of Notes to Consolidated Financial Statements included in the Company's
1995 Annual Report to Stockholders. These trends in competition are expected to continue, although not necessarily at the same rate as in the past.

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

         In addition to competition, the Company's business is also affected at all levels by the seasonality of weather and general economic conditions. Because one of the significant markets for natural gas is use in space heating, demand for natural gas and gas transportation services is generally seasonal in nature. The Company has obtained rate design changes in its regulated businesses which generally have reduced the sensitivity of the Company's earnings to changes in natural gas consumption prompted by seasonal weather patterns. Additionally, in recent years, the Company's transmission and marketing units have increased the volume of their off-season sales by expanding their markets to include additional industrial users of gas, gas-fired electric generators, and customers seeking gas in the summer to fill storage. Even with increased summer demand, however, the price of natural gas and gas transportation services continues to be seasonal in nature, with prices generally significantly lower in the summer than in winter. While the Company's distribution units also have sought to increase the level of their off-season sales, the opportunity to do so within their historic service areas is limited.

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

         In one such set of proceedings, NGT and MRT appealed the FERC's approval of NGT's and MRT's proposal to sell approximately 250 MMcf per day of capacity in certain NGT and MRT facilities to ANR Pipeline Company ("ANR"). The FERC had approved the parties' agreements (the "Agreement") but had also imposed conditions inconsistent with the Agreement. In 1995, the parties renegotiated and resolved their outstanding issues. The Federal Trade Commission, which also had to approve the sale, modified its Consent Decree on April 5, 1995, to delete the requirement that NorAm, through NGT and MRT, divest certain facilities by sale to ANR. In accordance with a March 1, 1995 Supplemental Agreement between the parties, effective June 1, 1995, all prior agreements between the parties were superseded or terminated except for amendment of and continuation of certain existing transportation arrangements between the parties. NGT and MRT subsequently dismissed their appeals and withdrew their FERC application to consummate the transaction.

         As circumstances warrant, both NGT and MRT regularly seek authorization from the FERC for changes in their rates. In August 1994, NGT filed at the FERC for a $42.5 million annual rate increase, which case was subsequently accepted for filing with rates that became effective in February 1995 subject to refund. On January 22, 1996, the FERC affirmed a settlement of this proceeding making the settlement rates effective February, 1995. The settlement did not result in any refund in excess of amounts previously reserved.

         In February, 1995, MRT filed an application with the FERC to install new compressors at its Biggers and Tuckerman Compressor Stations, and to abandon a segment of its Main Line No. 1. These changes will help modernize MRT's facilities, and will help MRT meet future, and increasingly stricter, air emission standards. MRT received FERC approval for the installation and abandonment in September, 1995.

         At the state and local level, the primary effect of regulation of the Company relates to the rates charged by the Company's various distribution units for the services they provide to their customers. These services generally include both gas transportation and gas sale services. During 1995 Minnegasco and Arkla obtained increases in their local rates from the appropriate Minnesota and Arkansas regulatory agencies. Entex engaged in no major rate initiatives during 1995, although it was granted a total of approximately $2.3 million in annual rate increases from three of the larger cities it serves and received increases in several other jurisdictions pursuant to annual cost-of-service adjustment filings.

         On October 24, 1994 the Minnesota Public Utilities Commission ("MPUC") issued its order in the rate case filed by Minnegasco in November 1993. The order allowed Minnegasco a rate increase of $7.1 million, compared to $22.7 million requested, and $14.6 million allowed in interim rates. In addition, Minnegasco was allowed to reduce its interim rate refund for unrecovered conservation improvement program ("CIP") costs and $.3 million of unrecovered prior rate case costs. To the extent certain unrecovered CIP costs are used to reduce the interim rate refund, the allowed revenue may be reduced. Minnegasco asked for reconsideration on certain issues in the MPUC's decision. On April 4, 1995, the MPUC issued an order upholding its original decision. In July 1995, Minnegasco issued an interim rate refund for the amount of interim rates collected in excess of the final rate increase of $7.1 million, including interest. Currently Minnegasco has an appeal pending before the Minnesota Supreme Court of certain portions of the MPUC's order in its 1993 rate case as well as prior MPUC decisions (1) providing that a portion of the cost of responding to certain gas leak calls not be allowed in rates and (2) that Minnegasco's non-regulated appliance sales and service operations must pay the regulated operations an amount for the use of Minnegasco's name, image and reputation.

         On August 11, 1995, Minnegasco filed for a $24.3 million annual rate increase in Minnesota. In October 1995, the MPUC accepted the filing and issued an order allowing Minnegasco to collect $17.8 million in interim rates. Hearings were held before an Administrative Law Judge in January 1996; the Judge's recommended decision is expected in April. The MPUC is expected to issue its final decision in June 1996.

         Also in August 1995, Minnegasco filed a performance-based or incentive regulation plan for its procurement of natural gas. The costs of natural gas have historically been flowed through to customers on a dollar-for-dollar basis. Under Minnegasco's plan, it would be able to receive a reward or penalty of up to $7 million annually based on its performance in procuring natural gas. In January 1996, Minnegasco entered into a settlement with two state agencies which recommends approval of the plan. The plan is currently pending review by the MPUC, which is expected to render its decision in the second quarter of 1996.

         In March 1995, an order was issued by the Arkansas Public Service Commission (the "APSC") approving a settlement among Arkla, the APSC and certain of Arkla's customers which provided for (1) an annual rate increase of approximately $7 million and (2) an agreement by Arkla not to file another rate application in Arkansas before June 1996. In December 1995, an APSC order was issued authorizing implementation of a Weather Normalization Adjustment (the "WNA") to be effective for a two-year pilot period beginning January 1, 1996. The WNA provides that, from November to April of each year, Arkla's Arkansas customer bills will be adjusted by 75% of any variation from normal weather. Also during 1995, Arkla received annual increases totaling $0.9 million pursuant to annual cost of service adjustment filings in other jurisdictions.

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

        On October 24, 1994, the United States Environmental Protection Agency advised the Company that MRT and a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company, that the Company, through one of its subsidiaries, and together with several other unaffiliated entities, have been named under state law as potentially responsible parties with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation costs, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         With the acquisition of Diversified Energies, Inc. ("DEI")   in
November 1990, the Company acquired Minnegasco, a natural gas distribution company headquartered in Minneapolis, Minnesota, which owns or is otherwise associated with a number of sites where manufactured gas plants ("MGPs") were previously operated.

         From the late 1800s to 1960, Minnegasco and its predecessors manufactured gas at a site in Minnesota, located in Minneapolis near the Mississippi River (the "Minneapolis Site"), which site is on Minnesota's Permanent List of Environmental Priorities. Minnegasco is working with the Minnesota Pollution Control Agency to implement an appropriate response action. There are six other former MGP sites in Minnesota in the service territory in which Minnegasco operated at December 31, 1995. Of these six sites, Minnegasco believes that two were neither owned nor operated by Minnegasco, two were owned at one time by Minnegasco but were operated by others and are currently owned by others, one is presently owned by Minnegasco but was operated by others and one was operated by Minnegasco for a short period and is now owned by others. Minnegasco believes it has no liability with respect to the sites neither owned nor operated by Minnegasco.

         At December 31, 1995, the Company has estimated a range of $20 million to $177 million for possible remediation of the Minnesota sites. The low end of the range was determined using only those sites presently owned or known to have been operated by the Company, assuming the Company's proposed remediation methods. The upper end of the range was determined using the sites once owned by the Company, whether or not operated by the Company, using more costly remediation methods. The cost estimates for the Minneapolis Site are based on studies of that site. The remediation costs for other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

         In its 1993 rate case, Minnegasco was allowed $2.1 million annually to recover amortization of previously deferred and ongoing clean-up costs. Any amounts in excess of $2.1 million annually were deferred for future recovery. In its 1995 rate case, Minnegasco asked that the annual allowed recovery be increased to approximately $7 million and that such costs be subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, be deferred until the next rate case. Such accounting was implemented effective October 1, 1995 pending final approval in the existing rate case. At December 31, 1995 and 1994, the Company had net deferred expenses of $2.3 million and $0.2 million respectively. At December 31, 1995 and 1994, the Company had recorded a liability of $45.2 million and $40.1 million, respectively, to cover the cost of remediation. The Company expects that the majority of its accrual as of December 31, 1995 will be expended within the next five years. In accordance with the provisions of SFAS 71, a regulatory asset has been recorded equal to the liability accrued. The Company believes the difference between any cash expenditure for these costs and the amounts recovered in rates during any year will not be material to the Company's overall cash requirements. The Company is pursuing recovery of its costs from insurers.

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

         To the extent that potential environmental compliance costs are quantified within a range, the Company establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. If justified by circumstances within the Company's businesses subject to SFAS 71, corresponding regulatory assets are set up in anticipation of recovery through the ratemaking process. At December 31, 1995 and 1994, the Company had recorded a liability of $3.3 million (with a maximum estimated exposure of approximately $18 million) for environmental matters in addition to those described above with an offsetting regulatory asset.

         While the nature of environmental contingencies makes complete evaluation impracticable, the Company currently is aware of no other environmental matter which could reasonably be expected to have a material impact on the results of operations, financial position or cash flows of the Company.

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

         On December 31, 1992, the Company completed the sale of the stock of Arkla Exploration Company ("AEC") to Seagull for approximately $397 million in cash (including

$7.3 million removed from AEC just prior to closing). This sale terminated the Company's activities in the exploration and production business and, accordingly in 1992, the Company reclassified the results of operations of AEC to discontinued operations.

         The Company previously conducted operations in the radio communications business through E. F. Johnson and the energy measurement business through EnScan, Inc. ("EnScan") which were acquired in conjunction with the merger with DEI. In early 1992, EnScan merged with Itron, Inc. ("Itron") of Spokane, Washington, of which, the Company owned at March 1, 1996, common stock representing ownership of approximately 12.3% of the combined enterprise, which is managed by Itron. In December 1994 and January 1995 the Company sold a total of 480,000 shares of Itron common stock in a public offering, resulting in the reduction of the Company's stock ownership percentage of Itron common stock from 18.5% to the current 12.3%. Based on price quotations on the NASDAQ, the market value of the Company's interest at December 31, 1995 was approximately $50.7 million and had increased to approximately $65.4 million at March 1, 1996. While there are other ways in which the Company can monetize its investment in the Itron shares, in general, the market for the Itron shares on the NASDAQ is not sufficiently liquid to allow the company to dispose of a significant portion of its investment in a single transaction without accepting a significant discount from the quoted price. It is currently the Company's intention to dispose of its investment in the combined enterprise over the next several years at times to be determined principally by economic factors in the markets available for the sale or exchange of such interests. In July 1992, the Company sold the stock of Johnson for total consideration of approximately $40 million, receiving cash proceeds of approximately $15 million at closing and retaining an investment currently valued at approximately $5 million.

         In addition to the EnScan and Johnson transactions described above, during recent years, the Company has disposed of substantially all of its non-gas related businesses, including, in late 1992 the sale of the principal assets of Arkla Products Company, which was originally sold as a part of the 1984 sale of Arkla Industries and conducted operations for the Company in the gas grill manufacturing business after it was reacquired by the Company due to Preway Inc.'s default on certain revenue bonds for which the Company was secondarily liable. Prior to its merger with the Company in 1988, Entex similarly disposed of substantially all of its non-gas related assets. For a further discussion of certain of these matters, see Note 1 of Notes to Consolidated Financial Statements included in the Company's 1995 Annual Report to Stockholders incorporated herein by reference.


EMPLOYEES.

         The Company employs approximately 6,703 persons and has retirement plans for the majority of its employees and maintains contributory group life, medical, dental and disability insurance plans for its employees as well as certain other benefit plans for its retirees.

ITEM 2.  PROPERTIES.

         The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. See "Natural Gas Distribution" and Natural Gas Pipeline".


ITEM 3.  LEGAL PROCEEDINGS.

         On August 6, 1993, the Company, its former subsidiary, Arkla Exploration Company ("AEC") and Arkoma Production Company, a subsidiary of AEC, were named as defendants in a lawsuit filed in the Circuit Court of Independence County, Arkansas. On September 20, 1994, the Circuit Court entered an order granting the Company's motion to dismiss. On October 23, 1995, the Supreme Court of Arkansas affirmed the Circuit Court's order granting the Company's motion to dismiss.

        On October 24, 1994, the United States Environmental Protection Agency advised the Company that MRT and a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

        On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company, that the Company, through one of its subsidiaries, along with several other unaffiliated entities have been named under state law as potentially responsible parties with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost of the site, if any are incurred. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

REGULATION S-K, ITEM 401(b). EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information concerning the "executive officers" of the Company (as defined by the Securities and Exchange Commission) as of March 15, 1996:

                                                                                BUSINESS EXPERIENCE DURING
                   NAME                          AGE                                   PAST 5 YEARS
                   ----                          ---                                   ------------
           Rollie B. Bohall                      49                       Senior Vice President and Chief
                                                                          Operating Officer of NorAm Energy
                                                                          Management, Inc., 3/95 to present,
                                                                          Chairman of the Board and President of
                                                                          Entex Gas Marketing Company,
                                                                          subsidiary of NorAm Energy Corp.


           Michael B. Bracy                      54                       Executive Vice President and Principal
                                                                          Financial Officer of the Company,
                                                                          10/91 to present,
                                                                          Chief Executive Officer, Arkla
                                                                          Pipeline Group and Executive Vice
                                                                          President of the Company from at least
                                                                          1/90 to 10/91



           Michael A. Creel                      42                       Vice President and Treasurer of the
                                                                          Company from 10/23/95 to present,
                                                                          Assistant Treasurer of Corporate
                                                                          Finance of Enron



           Dale C. Earwood                       40                       President of NorAm Field Services
                                                                          Corp., 10/93 to present,
                                                                          Vice President of Arkla Energy
                                                                          Resources Company, 4/94 to 1/95,
                                                                          Senior Vice President & General
                                                                          Counsel, Arkla Pipeline Group, from at
                                                                          least 1/90 to 4/94



           W. Craig Elias                        47                       President and Chief Operating Officer
                                                                          of NorAm Energy Services, Inc., 4/95
                                                                          to present, Executive Vice President
                                                                          of Marketing and Gas Supply at Coastal
                                                                          Gas Marketing


           Jack W. Ellis, II                     42                       Vice President and Controller of the
                                                                          Company, 12/89 to present

                                                                                BUSINESS EXPERIENCE DURING
                   NAME                          AGE                                   PAST 5 YEARS
                   ----                          ---                                   ------------
           Hubert Gentry, Jr.                    64                       Senior Vice President and General
                                                                          Counsel of the Company, 8/90 to
                                                                          present
                                                                          Secretary of the Company, 7/92 to
                                                                          present
                                                                          Executive Vice President and General
                                                                          Counsel - Entex from at least 1/90 to
                                                                          8/90



           T. Milton Honea                       63                       President of the Company, 10/93 to
                                                                          present,
                                                                          Chairman of the Board and Chief
                                                                          Executive Officer of the Company,
                                                                          12/92 to present,
                                                                          Vice Chairman of the Board, 7/92 to
                                                                          12/92,
                                                                          Executive Vice President of the
                                                                          Company, 10/91 to 7/92,
                                                                          President and Chief Operating Officer-
                                                                          Arkansas Louisiana Gas Company from at
                                                                          least 1/90 to 10/91


           Robert N. Jones                       43                       President and Chief Operating Officer
                                                                          of Entex, 1/95 to present
                                                                          Executive Vice President of Entex,
                                                                          4/94 to 1/95
                                                                          Vice President &  Manager of Houston
                                                                          Division, 3/92 to 4/94
                                                                          Vice President & Manager of
                                                                          Mississippi Division, from at least
                                                                          1/90 to 3/92


           William A. Kellstrom                  54                       Senior Vice President, Corporate
                                                                          Business Development, 7/95 to present,
                                                                          President of NorAm Energy Services,
                                                                          Inc., 9/92 to 7/95
                                                                          President of Tenaska Marketing
                                                                          Ventures from at least 1/90 to 9/92

                   NAME                          AGE                            BUSINESS EXPERIENCE DURING
                   ----                          ---
                                                                                       PAST 5 YEARS
                                                                                       ------------
           Michael H. Means                      47                       President and Chief Operating
                                                                          Officer, Arkansas Louisiana Gas
                                                                          Company, 10/91 to present, Vice
                                                                          President Arkansas Division, Arkansas
                                                                          Louisiana Gas Company from at least
                                                                          1/90 to 10/91


           Charles M. Oglesby                    43                       President of NorAm Trading and
                                                                          Transportation Group, Inc., 3/95 to
                                                                          present, Vice President of Coastal
                                                                          Corporation and President and chief
                                                                          Executive Officer of Coastal Gas
                                                                          Services Company



           Gary N. Petersen                      43                       President and Chief Operating Officer
                                                                          of Minnegasco 9/91 to present,
                                                                          Executive Vice President and Chief
                                                                          Operating Officer of Minnegasco,
                                                                          Senior Vice President of DEI and
                                                                          Executive Vice President and Chief
                                                                          Operating Officer of Minnegasco, Inc.,
                                                                          Vice President, Gas Supply and
                                                                          Regulatory Administration - Minnegasco
                                                                          from at least 1/90 to 9/91



           Rick L. Spurlock                      50                       Senior Vice President, Human Resources
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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required hereunder applicable to market, number of security holders and dividend history is shown on page 53 of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data required hereunder is included on page 34 of the 1995 Annual Report to Stockholders, which data is incorporated herein by reference. For information, if any, concerning accounting changes, business combinations or dispositions of business operations that materially affect the comparability of the information reflected in selected financial data, see Notes to Consolidated Financial Statements on pages 58 through 70 of the 1995 Annual Report to Stockholders, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The required information is included on pages 34 through 53 of the 1995 Annual Report to Stockholders, which pages are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and auditor's reports are set forth on pages 54 through 71 of the 1995 Annual Report to Stockholders, which pages are incorporated herein by reference.

         Statement of Consolidated Income for the years ended December 31, 1995, 1994, and 1993.

         Consolidated Balance Sheet as of December 31, 1995 and 1994.

         Statement of Consolidated Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

         Statement of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.


         The required supplementary data concerning quarterly results of operations is set forth on page 72 of the 1995 Annual Report to Stockholders, which page is incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information appearing under the caption "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement, for the Annual Meeting of Stockholders to be held on May 14, 1996, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act") is incorporated herein by reference. See also "Regulation S-K, Item 401(b)" appearing in Part I of this Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the caption "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1996, to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the captions "Voting" and "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1996 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1996 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS

Included under Item 8 are the following financial statements:

Statement of Consolidated Income for the years ended December 31, 1995, 1994 and 1993.

Consolidated Balance Sheet as of December 31, 1995 and 1994.

Statement of Consolidated Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

Statement of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

(a)(2) FINANCIAL STATEMENT SCHEDULES                          Page
                                                              ----

Report of Independent Accountants                             33
Schedule II - Valuation and Qualifying
          Accounts                                            34


All other schedules for which provision is made in applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Consolidated Financial Statements or because such schedules are not required or are not applicable.


(b)(3)  EXHIBITS

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

  12     Computation of Ratio of Earnings to Fixed Charges.

 13     The portions of the Annual Report to Stockholders for the year ended December 31, 1995 incorporated by reference into this Form 10-K.

 21     Subsidiaries of the Company.

 23     Consent of Coopers & Lybrand L.L.P.

 24     Powers of Attorney from each Director of NorAm Energy Corp. whose signature is affixed to this  Form
        10-K.

 27     Financial Data Schedule



(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT


    Report on Form 8-K, dated November 2, 1995 - Third Quarter Earnings Release

                       REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors and Stockholders
NorAm Energy Corp.:

Our report on the consolidated financial statements of NorAm Energy Corp. and Subsidiaries has been incorporated by reference in this Form 10-K from page 71 of the 1995 Annual Report to Stockholders of NorAm Energy Corp. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                   COOPERS & LYBRAND L.L.P.


Houston, Texas
March 25, 1996

                              NORAM ENERGY CORP.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          (In thousands of dollars)

==========================================================================================================
                 COLUMN A                       COLUMN B           COLUMN C          COLUMN D    COLUMN E
----------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                            ----------------------
                                               Balances at  Charged to  Charged to              Balance at
                                                Beginning   Costs and     Other                    End
              Description                       of Period   Expenses     Accounts   Deductions  of Period
----------------------------------------------------------------------------------------------------------
Reserves which are deducted in the balance
  sheet from assets to which they apply:
(a) Allowance for Doubtful Accounts
    Receivable
      Year ended December 31, 1995 . . . . . . . $12,604     $10,315     $  (470)    $11,332     $11,117
      Year ended December 31, 1994 . . . . . . . $11,296     $11,957     $ 1,771     $12,420     $12,604
      Year ended December 31, 1993 . . . . . . . $12,003     $10,393     $   744     $11,844     $11,296

(b) Deferred Tax Asset Valuation Allowance
      Year ended December 31, 1995 . . . . . . . $ 5,974     $   214           -           -     $ 6,188
      Year ended December 31, 1994 . . . . . . . $10,023     $     -           -     $ 4,049     $ 5,974
      Year ended December 31, 1993 . . . . . . . $ 9,997     $    26           -     $     -     $10,023


                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NORAM ENERGY CORP.
                                      (Registrant)

                                      By /s/ T. Milton Honea
                                         -----------------------------------

                                        (T. Milton Honea)
                                        Chairman of the Board, President
                                        and Chief Executive Officer


                                      By /s/ Michael B. Bracy
                                         -----------------------------------

                                        (Michael B. Bracy)
                                        Executive Vice President
                                        (Principal Financial Officer)


                                      By /s/ Jack W. Ellis, II
                                         --------------------------------------

                                        (Jack W. Ellis, II)
                                        Vice President and
                                        Corporate Controller
                                        (Principal Accounting Officer)

Date:  March 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                               Title              Date
      ---------                               -----              ----
/s/ T. MILTON  HONEA                         Director            March 29, 1996
-------------------------
   (T. Milton Honea)

/s/ MICHAEL  B. BRACY                        Director
-------------------------
   (Michael B. Bracy)

 JOE E. CHENOWETH*                           Director
-------------------------
(Joe E. Chenoweth)

 O. HOLCOMBE CROSSWELL*                      Director
-------------------------
(O. Holcombe Crosswell)

 WALTER A. DeROECK*                          Director
-------------------------
(Walter A. DeRoeck)

 MICKEY P. FORET*                            Director
-------------------------
(Mickey P. Foret)

 JOHN P. GOVER*                              Director
-------------------------
(John P. Gover)

 JOSEPH M. GRANT*                            Director
-------------------------
(Joseph M. Grant)

 ROBERT C. HANNA*                            Director
-------------------------
(Robert C. Hanna)

 W. JEFFREY HART*                            Director
-------------------------
(W. Jeffrey Hart)

 MYRA JONES*                                 Director
-------------------------
(Myra Jones)

 LARRY C. WALLACE*                           Director
-------------------------
(Larry C. Wallace)



*By  /s/ T. MILTON  HONEA                                         March 29, 1996
    ------------------------
        (T. Milton Honea
        Attorney-in-Fact)


                             EXHIBIT  INDEX

 12     Computation of Ratio of Earnings to Fixed Charges.

 13     The portions of the Annual Report to Stockholders for the year ended
          December 31, 1995 incorporated by reference into this Form 10-K.

 21     Subsidiaries of the Company.

 23     Consent of Coopers & Lybrand L.L.P.

 24     Powers of Attorney from each Director of NorAm Energy Corp. whose signature is affixed to this Form 10-K.

 27     Financial Data Schedule