Form 10-Q
period 1996-03-31
NORAM ENERGY CORP
filed 1996-05-15
CIK 7314

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                        For the Quarter Ended March 31, 1996


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
                            1600 Smith Street, 32nd Floor
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

                              Yes  x          No



                      Outstanding Common Stock, $.625 Par Value
                            at May 10, 1996 - 125,368,779


                          Exhibit Index Appears on Page 27










                          INDEX


                                                                     Page

       Part I.   Financial Information                                  3

            Item 1.   Financial Statements

                 Consolidated Balance Sheet - March 31, 1996 and 1995
                   and December 31, 1995                                4

                 Consolidated Statement of Income - Three Months Ended
                   March 31, 1996 and 1995                              5

                 Statement of Consolidated Cash Flows - Three Months Ended
                   March 31, 1996 and 1995                              6

                 Notes to Consolidated Financial Statements             7

            Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    10

       Part II.  Other Information

            Item 1.   Legal Proceedings                                 27

            Item 6.   Exhibits and Reports on Form 8-K                  27

       Signature                                                        28

                           Part I.   Financial Information

     Item 1.    Financial Statements



            The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
       information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995.

                         NorAm Energy Corp. and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                              (in thousands of dollars)
                                     (unaudited)

                     ASSETS              March 31    December 31    March 31
                                           1996          1995         1995

   PROPERTY, PLANT AND EQUIPMENT       $ 3,998,927  $ 3,969,539   $ 3,857,176
   Less: Accumulated depreciation and    1,595,742    1,561,764     1,484,687
    amortization

                                         2,403,185    2,407,775     2,372,489

   INVESTMENTS AND OTHER ASSETS (Note B)   695,163      683,909       686,316

   CURRENT ASSETS
     Cash and cash equivalents              22,774       13,311        18,428
     Accounts and notes receivable,        467,701      335,779       175,911
       principally customer
     Deferred income taxes                  14,084       13,601        14,318
     Inventories (Note B)                   38,305       86,982        59,868
     Deferred gas cost                    (16,866)       13,019      (12,533)
     Gas purchased in advance of             6,200       23,440        23,415
       delivery
     Other current assets                    9,749       25,496        19,734

                                           541,947      511,628       299,141

   DEFERRED CHARGES                         47,461       62,671        77,179

     TOTAL ASSETS                      $ 3,687,756  $ 3,665,983   $ 3,435,125


   LIABILITIES AND STOCKHOLDERS'
   EQUITY
     Stockholders' equity
       Preferred stock                 $   130,000  $   130,000   $   130,000
       Common stock                         78,281       78,002        77,157
       Paid-in capital                     884,152      880,885       874,086
       Accumulated deficit                (286,683)    (336,940)     (318,663)
       Unrealized gain on investment,       25,844       15,316         5,646
        net of tax

         Total Stockholders' Equity        831,594      767,263       768,226

     Long-term debt, less current        1,467,524    1,474,924     1,323,674
       maturities

   CURRENT LIABILITIES
     Current maturities of long-term        48,750      118,750       221,000
       debt
     Notes payable to banks                      -       10,000        13,000
     Other notes payable                         -            -         6,800

     Accounts payable, principally         482,588      472,374       235,551
       trade
     Income taxes payable                   45,148        5,337        45,600
     Interest payable                       30,876       38,730        37,658
     General taxes                          48,149       48,320        43,813
     Customers' deposits                    35,611       35,651        35,769
     Other current liabilities              91,514       96,645        83,555

                                           782,636      825,807       722,746
   OTHER LIABILITIES AND DEFERRED
   CREDITS
     Accumulated deferred income taxes     316,479      303,445       265,580
     Other deferred credits and            289,523      294,544       354,899
       noncurrent liabilities

                                           606,002      597,989       620,479

   TOTAL LIABILITIES AND STOCKHOLDERS' $ 3,687,756  $ 3,665,983   $ 3,435,125
       EQUITY

       The Notes to Consolidated Financial Statements are an integral part of this statement.

                         NorAm Energy Corp. and Subsidiaries
                          CONSOLIDATED STATEMENT OF INCOME
                 (in thousands of dollars except per share amounts)
                                     (unaudited)

                                                  Three Months
                                                  Ended March 31

                                                 1996       1995

         Operating Revenues                   $1,417,663  $ 888,148

         Operating Expenses
           Cost of natural gas purchased, net  1,027,542    541,176
           Operating, maintenance, cost of       150,849    144,321
             sales & other
           Depreciation and amortization          35,710     38,596
             (Note I)
           Taxes other than income taxes          34,636     29,336
           Early retirement and severance         22,344          -
             (Note C)

                                               1,271,081    753,429

         Operating Income                        146,582    134,719

         Other Deductions
           Interest expense, net                  36,170     39,762
           Other, net                              3,427      2,877

                                                  39,597     42,639

         Income Before Income Taxes              106,985     92,080

         Provision for Income Taxes(Benefit)
           Federal
             Current                              33,290     31,893
             Deferred                              4,449        500
             Investment Tax Credit                 (159)      (159)
           State
             Current                               6,116      6,254
             Deferred                              2,092      1,596

                                                  45,788     40,084

         Income Before Extraordinary Item         61,197     51,996

           Extraordinary loss on early
            retirement of debt, less taxes         (278)       (52)
             (Note D)

         Net Income                               60,919     51,944
           Preferred dividend requirement          1,950      1,950

         Balance Available to Common Stock      $ 58,969   $ 49,994

         Per Share Data:
           Before extraordinary item            $   0.47   $   0.41
           Extraordinary loss, less taxes           0.00       0.00

         Earnings per Common Share              $   0.47   $   0.41




         Average Common Shares
           Outstanding (in thousands)            124,991    122,960
         Cash Dividends per Common Share        $   0.07   $   0.07


     The Notes to Consolidated Financial Statements are an integral part of this statement.

                         NorAm Energy Corp. and Subsidiaries
                        STATEMENT OF CONSOLIDATED CASH FLOWS
                 Increase(Decrease) in Cash and Cash Equivalents (1)
                              (in thousands of dollars)
                                     (unaudited)
                                                         Three Months
                                                        Ended March 31

                                                       1996        1995

           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income                              $  60,919   $  51,944
             Adjustments to reconcile net income to
              cash provided by operating activities:
                 Depreciation and amortization          35,710      38,596
                 Early retirement and severance,        12,941           -
                   less cash costs
                 Deferred income taxes                   6,541       2,096
                 Extraordinary loss, less taxes            278          52
                   (Note D)
                 Other                                     885         803
             Changes in certain assets and
               liabilities, net of noncash
               transactions:
                 Accounts and notes receivable,      (131,922)      39,935
                   principally customer
                 Inventories                            48,677      52,226
                 Deferred gas costs                     29,885       5,721
                 Other current assets                   26,614      16,423
                 Accounts payable, principally           8,246    (52,081)
                  trade
                 Income taxes payable                   39,811      40,910
                 Interest payable                      (7,854)     (4,522)
                 General taxes                           (171)     (1,904)
                 Customers' deposits                      (40)         268
                 Other current liabilities            (11,631)     (7,939)
                 Recoveries under gas contract           7,200      15,200
                  disputes

                   Net cash provided by operating      126,089     197,728
                    activities

           CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital expenditures                     (25,200)    (30,600)
             Sale of Itron stock                             -       1,441
             Other, net                                  2,184    (11,300)

                   Net cash used in investing         (23,016)    (40,459)
                    activities

           CASH FLOWS FROM FINANCING ACTIVITIES:
             Retirements and reacquisitions of        (77,678)    (27,552)
              long-term debt
             Increase (decrease) in overdrafts           1,968    (23,309)
             Other interim debt repayments            (10,000)    (97,000)

             Issuance of common stock under Direct       2,761       1,958
              Stock Purchase Plan
             Common and preferred stock dividends     (10,661)    (10,570)

                   Net cash used in financing         (93,610)   (156,473)
                    activities


           Net increase in cash and cash                 9,463         796
            equivalents
                 Cash and cash equivalents -            13,311      17,632
                   beginning of period


                 Cash and cash equivalents -         $  22,774   $  18,428
                   end of period




     (1) All  highly  liquid  investments   purchased  with  an  original
         maturity of three months or less are considered to be cash equivalents.


            SUPPLEMENTAL CASH FLOW INFORMATION:
                Cash  interest   payments,  net  of  $ 43,891      $ 42,684
                  capitalized interest
                Net  cash   income   tax  payments   $     94      $ (1,811)
                  (refunds)

     The Notes to Consolidated Financial Statements are an integral part of this statement.
                        NorAm Energy Corp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (unaudited)

       A. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals, except as explicitly described herein) necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying consolidated financial statements. Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results that will be achieved in an entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. In the accompanying consolidated financial statements, certain prior period amounts have been reclassified to conform to the current presentation.

       B.   Following  are  components   of  certain  line   items  from   the
            accompanying consolidated financial statements:

                                      March 31  December 31    March 31
                                        1996       1995          1995
       Investments and other assets
                                            (millions of dollars)
       Goodwill, net                  $  477.6    $  481.1     $  491.8
       Prepaid pension asset              58.0        58.0         56.7
       Investment in Itron, Inc. (1)      67.2        50.7         35.3
       Regulatory asset for               45.7        48.5         42.5
        environmental costs
       Gas purchased in advance of        34.7        24.3         29.3
        delivery
       Cash surrender value of life        0.1         0.1          8.5
        insurance
       Other                              11.9        21.2         22.2

                                      $  695.2    $  683.9     $  686.3

        (1) At April 30 1996, the Company's investment in Itron, Inc. had increased to $88.3 million and its unrealized gain to $39.2 million (net of tax of $22.4 million). As discussed in the Company's 1995 Report on Form 10-K, the market for this security has limited liquidity.

                                    March 31    December 31   March 31
        Inventories                   1996          1995         1995

                                          (millions of dollars)
        Gas in underground            $   8.2     $  53.2      $  22.5
         storage (1)
        Materials and supplies           29.7        33.4         37.1
        Other                             0.4         0.4          0.3

                                      $  38.3     $  87.0      $  59.9

       (1) The change in "Gas in underground storage" from December 31, 1995 to March 31, 1996 is principally a normal seasonal fluctuation and is reflective of the cold weather during the first quarter of 1996.

       C. During the first quarter of 1996, the Company instituted a reorganization plan affecting its NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately

                         NorAm Energy Corp. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (unaudited)

            25 positions. Collectively, these programs resulted in a nonrecurring pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.11 per share after tax), which pre-tax amount is reported in the accompanying Statement of Consolidated Income as "Early retirement and severance".

       D. During March 1996, the Company reacquired $7.4 million principal amount of its 9.875% debentures due 2018. The premium associated with this reacquisition is reported in the accompanying Statement of Consolidated Income for 1996 as "Extraordinary loss on early retirement of debt, less taxes".

       E. In March 1996, the Company's "shelf" registration statement ("the Shelf") filed in late 1995, became effective, allowing the Company to issue a wide variety of securities (including both debt and equity) for an approximately two-year period beginning with the effective date. In May 1996, the Company announced that, pursuant to the Shelf, it intends to offer for sale to the public in underwritten transactions (1) approximately $100 million of common stock and (2) approximately $150 million of convertible trust originated preferred securities ("TOPS"). The TOPS, if issued, will (1) pay a dividend which, under current federal tax law, is tax deductible in the Company's federal income tax return and which may be suspended for a period of up to five years at any time if dividends are not paid on common or preferred stock, (2) be convertible into the Company's common stock at the option of the holder, (3) after an initial noncallable period, be callable by the Company under certain conditions and (4) be redeemable in 30 years and, at the option of the Company, may be extended for an additional period. A more complete description of this security will be contained in the offering documents.

            If these transactions are consummated, the Company plans to use the proceeds (1) to exercise its right to redeem all of the outstanding $109.1 million of its 9.875% debentures due 2018 at a redemption price of 105.93% of face value, (2) to retire all or a portion of the Company's bank term loan and (3) for general corporate purposes. In addition, concurrently with and as an integral part of this financial restructuring, the Company plans to exercise its right to exchange all of the outstanding $130 million of its $3.00 Convertible Exchangeable Preferred Stock, Series A at $50 per share for a like amount of the Company's 6% Convertible Subordinated Debentures due 2012 (see the Company's 1995 Report on Form 10-K for a more complete description of these securities).

       F. During April 1996, the Company announced that, together with its partners, it had submitted a Declaration of Interest to the Mexican Regulatory Commission to construct, own and operate a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in north Central Mexico. Chihuahua is the capital city of Mexico's largest state and, together with the surrounding geographic area, has a population of approximately 850,000 and includes expanding commercial and industrial development. The Company and its partners previously had announced the filing of a similar proposal with respect to the Mexico City Metropolitan Area. The Mexican

                         NorAm Energy Corp. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (unaudited)

            regulatory process which governs these activities provides for, among other things, a competitive bidding process before any franchise is awarded, and Mexico City may be subdivided into several franchises to be awarded separately. For these reasons, among others, the Company cannot yet determine with respect to either project whether (1) bids will actually be solicited, (2) it will be the successful bidder on any project and (3) whether construction will ultimately be undertaken and completed.

       G. Earnings per common share is computed using the weighted average number of shares of common stock outstanding during each period and is based on earnings after deducting preferred stock dividend requirements.

       H. As further discussed in the Company's 1995 Report on Form 10-K, under an August 1995 agreement ("the Agreement"), the Company sells an undivided interest in a pool of accounts receivable with limited recourse. Total receivables sold under the Agreement but not yet collected were approximately $193.3 million, $235.0 million and $167.2 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively, which amounts have been deducted
            from "Accounts and  notes receivable,  principally customer"   in
            the accompanying Consolidated Balance Sheet and, at March 31,1996, approximately $25.9 million of the Company's remaining receivables were collateral for receivables which had been sold.

       I. Pursuant to a revised study of the useful lives of certain assets, in July 1995, the Company changed the depreciation rates associated with certain of its natural gas gathering and pipeline assets. The effect of this change was to reduce first-quarter 1996 depreciation expense by approximately $2.7 million (approximately $1.6 million or $0.013/share after tax) from the amount which would have been recorded if the first-quarter 1995 depreciation rates had been applied to these assets during 1996.

       J. As more fully described in the Company's 1995 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

            In addition, the Company, as well as other similarly situated firms in the industry, is investigating the possibility that it may elect or be required to perform remediation of various sites where meters containing mercury were disposed of improperly, or where mercury from such meters may have leaked or been improperly disposed of. While the Company's evaluation of this issue remains in its preliminary stages, it is likely that compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory

                         NorAm Energy Corp. and Subsidiaries
                     Notes to Consolidated Financial Statements
                                     (unaudited)

            jurisdictions,  set  up  regulatory  assets  in  anticipation   of
            recovery through the ratemaking process.

            On October 24, 1994, the United States Environmental Protection Agency advised MRT that it had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note K.

            On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that it had been named a potentially responsible party under state law with respect to a hazardous substance site in Shreveport, Louisiana, see Note K.

            While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

       K. On October 24, 1994, the United States Environmental Protection Agency advised MRT, a wholly-owned subsidiary of the Company, that MRT, together with a number of other companies, had been named under federal law as a potentially responsible party for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

            On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

            The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of these matters will not be material.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                       General


            NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes certain non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The reader is directed to the Company's Report on Form 10-K for 1995 for (1) a more detailed discussion of the business units into which the Company currently has been segregated and the activities conducted by each such business unit, including (i) a reconciliation to the Company's previous business unit reporting structure and (ii) information concerning major customers and (2) a discussion of the Company's significant accounting policies.


                                 Recent Developments

       Regulatory Proceedings

            There have  been recent  developments with  respect to  regulatory
       proceedings, see "Regulatory Matters"   following.

       Expression of Interest in Chihuahua and Environs

            During April 1996, the Company announced that, together with its partners, it had submitted a Declaration of Interest to the Mexican Regulatory Commission to construct, own and operate a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in north Central Mexico. Chihuahua is the capital city of Mexico's largest state and, together with the surrounding geographic area, has a population of approximately 850,000 and includes expanding commercial and industrial development. The Company and its partners previously had announced the filing of a similar proposal with respect to the Mexico City Metropolitan Area. The Mexican regulatory process which governs these activities provides for, among other things, a competitive bidding process before any franchise is awarded, and Mexico City may be subdivided into several franchises to be awarded separately. For these reasons, among others, the Company cannot yet determine with respect to either project whether
       (1) bids will actually be solicited, (2) it will be the successful bidder on any project or (3) whether construction will ultimately be undertaken and completed.

       Proposed Public Offerings


            In May 1996, the Company announced that, pursuant to its "shelf" registration statement which became effective in March 1996 (see "Net Cash Flows from Financing Activities" elsewhere herein), it intends to offer for sale to the public in underwritten transactions (1) approximately $100 million of common stock and (2) approximately $150 million of convertible trust originated preferred securities ("TOPS"). The TOPS, if issued, will (1) pay a dividend which, under current federal tax law, is tax deductible in the Company's federal income tax return and which may be suspended for a period of up to five years at any time if dividends are not paid on common or preferred stock, (2) be convertible into the Company's common stock at the option of the holder, (3) after an initial noncallable period, be callable by the Company and (4) be redeemable in 30 years and, at the option of the Company, may be extended for an additional period. A more complete description of this security will be contained in the offering documents.

            If these transactions are consummated, the Company plans to use the proceeds (1) to exercise its right to redeem all of the outstanding $109.1 million of its 9.875% debentures due 2018 at a redemption price of 105.93% of face value, (2) to retire all or a portion of the Company's bank term loan and (3) for general corporate purposes. In addition, concurrently with and as an integral part of this financial restructuring, the Company plans to exercise its right to exchange all of the outstanding $130 million of its $3.00 Convertible Exchangeable Preferred Stock, Series A at $50 per share for a like amount of the Company's 6% Convertible Subordinated Debentures due 2012 (see the Company's 1995 Report on Form 10-K for a more complete description of these securities).

      Dividend Declaration

            On May 14, 1996, the Company's Board of Directors declared dividends of $0.07 per share on common stock and $0.75 per share on Preferred Stock, Series A. The common dividend will be payable June 14 and the preferred dividend will be payable June 17, in each case payable to owners of record on May 24, 1996. The Company has announced that it will exercise its right to exchange the Preferred Stock, Series A for its convertible subordinated debentures, see "Proposed Public Offerings" preceding.

                                Regulatory Matters


            In April 1996, the Federal Energy Regulatory Commission ("the FERC") approved NorAm Gas Transmission Company's ("NGT") previously filed request for negotiated rates, providing enhanced rate flexibility on the NGT system. Pursuant to a new Policy Statement (under Docket No. RM96-7-000) issued by the FERC in January 1996, NGT and its shippers may now negotiate a rate for service more consistent with actual market conditions, which rates may exceed the maximum cost-based rate set forth in NGT's filed tariff and/or deviate from the current FERC-mandated rate design. NGT has negotiated certain "market sensitive" transactions which allow shippers' rates to be based on various factors such as gas price differentials between the west and east side of the NGT system. As a result, there is the potential that, in some instances, NGT will charge and collect a negotiated rate which exceeds NGT's then-current maximum tariff rate.

            On April 1, 1996, Mississippi River Transmission Corporation ("MRT") submitted a general rate increase filing to the FERC applicable to its unbundled transportation and storage services. MRT has requested a rate increase of $14.7 million to cover increased costs and an increased rate of return.

            In April 1996, the Minnesota Public Utilities Commission voted to approve Minnegasco's Performance-Based Gas Purchasing Plan ("the
       PBR"), effective from  September 1,  1995 to June  30, 1998.   To  the
       extent that Minnegasco's actual purchased gas cost is either significantly higher or lower than specified benchmarks, the PBR will require that Minnegasco and its customers share in the savings or additional cost, resulting in a maximum reward or penalty of up to 2% of annual gas cost (e.g. $7 million using Minnegasco's 1995 gas cost) for Minnegasco during any year.


                    Material Changes in the Results of Operations


            The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1995 Report on Form

       10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes are anticipated. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions (see the discussion of regulatory matters in the Company's 1995 Report on Form 10-K and "Regulatory Matters" elsewhere herein), competition and, below the operating income line, by (1) the level of borrowings and interest rates thereon and (2) income tax expense, see "NON-OPERATING INCOME AND EXPENSE" elsewhere herein. Following are detailed discussions of material changes in the results of operations by business unit:

       (1)  COMPARISON OF  THE  FIRST  QUARTER OF 1996 TO THE FIRST QUARTER OF
            1995
                                         Quarter Ended
                                           March 31      Increase(Decrease)

                                         1996     1995       $        %

         Operating Income(Loss)          (millions of dollars)
         Natural Gas Distribution (1)  $ 122.4  $  92.7   $  29.7    32.0
         Interstate Pipelines (1),(2)     30.8     31.0      (0.2)   (0.6)
         Wholesale Energy Marketing        9.2      3.8       5.4   142.1
         Natural Gas Gathering (2)         2.7      1.8       0.9    50.0
         Retail Energy Marketing           9.1      6.1       3.0    49.2
         Corporate and Other (3)          (5.3)    (0.7)     (4.6)    N/M (4)

                                         168.9    134.7      34.2    25.4
         Early Retirement and            (22.3)      -      (22.3)    N/A
          Severance (5)

           Consolidated                $ 146.6  $ 134.7    $ 11.9     8.8

       (1)  Before expenses for  early  retirement  and  severance,  see  (5)
            following.
       (2) Includes the impact of a change in depreciation rates, see the individual discussions of the results of operations for these business units following.
       (3) Includes approximately $3.6 million of goodwill amortization in each quarter presented.
       (4)  Indicates that the item is not meaningful.
       (5) During the first quarter of 1996, the Company recorded nonrecurring charges in "Natural Gas Distribution" and "Interstate Pipelines" associated with staffing reductions, see the individual discussions of the results of operations for these business units elsewhere herein.

       NATURAL GAS DISTRIBUTION


            The Company's natural  gas distribution business  is conducted  by its Entex,  Minnegasco and  Arkla Divisions,  collectively referred  to herein as "Distribution" or "Natural Gas Distribution". Certain issues exist with respect to environmental matters, see
       "Contingencies"   elsewhere herein.

            During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as a result of the reorganization of certain functions, resulting in a total nonrecurring pre-tax charge of approximately $5.8 million, which amount is included under the caption "Early retirement and severance" in the accompanying Statement of Consolidated Income and in the following table. The Company currently expects that a substantial portion of this expense will be offset during 1996 by the associated cost savings.

                                       Quarter Ended
                                         March 31       Increase(Decrease)

       DISTRIBUTION                   1996      1995        $         %


       FINANCIAL RESULTS               (millions of dollars)
       Natural gas sales             $ 802.5    $ 618.9 $ 183.6      29.7
       Transportation revenue            6.5        5.9     0.6      10.2
       Other revenue                     7.2        6.8     0.4       5.9

         Total operating revenues      816.2      631.6   184.6      29.2
       Purchased gas cost
         Unaffiliated                  392.0      285.9   106.1      37.1
         Affiliated                    149.3      111.8    37.5      33.5
       Operations and maintenance       99.7       91.8     7.9       8.6
       Depreciation and                 23.5       22.4     1.1       4.9
        amortization
       Other operating expenses         29.3       27.0     2.3       8.5

                                       122.4       92.7    29.7      32.0
       Early retirement and              5.8          -     5.8       N/A
        severance

           Operating income          $ 116.6    $  92.7 $  23.9      25.8


       DISTRIBUTION

       OPERATING STATISTICS         (billions of cubic feet)
       Residential sales                95.7       80.4    15.3      19.0
       Commercial sales                 54.2       47.2     7.0      14.8
       Industrial sales                 14.6       13.2     1.4      10.6
       Transportation                   13.3       14.5    (1.2)     (8.3)

         Total throughput              177.8      155.3    22.5      14.5



          DEGREE DAYS     Normal    1996     1995

          Arkla             1,713   1,745     1,465
          Entex               836     992       761
          Minnegasco        3,904   4,276     3,620

            Distribution operating results which, due to the seasonal nature of the residential and commercial demand for natural gas are routinely positive in the first quarter, improved from operating income of $92.7 million in the first quarter of 1995 to $122.4 million (before the 1996 charge for early retirement and severance as discussed preceding) in the first quarter of 1996, an increase of $29.7 million (32.0%). This increased operating income reflected both increased operating revenues and increased operating expenses as discussed following.

            "Natural  gas   sales",   representing   approximately   98%   of
       Distribution's total operating revenues in each quarter presented, increased from $618.9 million in the first quarter of 1995 to $802.5 million in the first quarter of 1996, an increase of $183.6 million (29.7%). This increase, approximately $104.2 million (56.8%) of which is attributable to increased volume and approximately $79.4 million (43.2%) of which is attributable to an increase in the average sales price, is principally due to (1) colder 1996 weather; 7,013 total degree days in the first quarter of 1996 vs. 5,846 total degree days in the first quarter of 1995, an increase of 1,167 degree days (20.0%), which was largely responsible for increases of 15.3 Bcf (19.0%) and 7.0 Bcf (14.8%) in residential and commercial sales volumes, respectively,
       (2) rate increases obtained in certain jurisdictions, see "Regulatory Proceedings" in the Company's 1995 Report on Form 10-K and (3) an increase in the average cost of gas (a component of the sales price) as discussed following.

            Total purchased gas cost increased from $397.7 million in the first quarter of 1995 to $541.3 million in the first quarter of 1996, an increase of $143.6 million (36.1%), approximately $76.7 million (53.4%) of which is attributable to an increase in the average cost of purchased gas and approximately $66.9 million (46.6%) of which is attributable to increased volume. The increased volume was principally due to the colder weather and related increased residential and commercial sales volumes as discussed preceding, while the increase in the weighted average cost of gas from approximately $2.82 per Mcf in the first quarter of 1995 to approximately $3.29 per Mcf in the first quarter of 1996, an increase of approximately $0.47 per Mcf (16.7%), principally was reflective of an overall increase in the market price of gas.

            The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $221.2 million in the first quarter of 1995 to $261.2 million in the first quarter of 1996, an increase of $40.0 million (18.1%). This increase was principally due to (1) the largely weather-related 16.8% increase in total sales volume representing $37.2 million (93.0%) of the increase and (2) a 1.1% increase in the average sales margin, representing $2.8 million (7.0%) of the increase, largely due to regulatory relief, each as discussed preceding.

            Operating expenses, exclusive of purchased gas cost and the 1996 charge for early retirement and severance, increased from $141.2 million in the first quarter of 1995 to $152.5 million in the first quarter of 1996, an increase of $11.3 million (8.0%), principally due to (1) increased environmental costs (which, as discussed in the Company's 1995 Report on Form 10-K and in "Environmental" under "Contingencies" elsewhere herein, are substantially being recovered through the regulatory process), (2) increased bad debt provisions largely resulting from weather-related increases in customer bills and
       (3) increased depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets as described in the Company's 1995 Report on Form 10-K.

       INTERSTATE PIPELINES


            The Company's interstate pipeline business is conducted by NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission
       Corporation   ("MRT"),   together   with   certain   subsidiaries   and
       affiliates, collectively referred to herein as "Pipeline" or "Interstate Pipelines". The Company is a party to certain claims involving its gas purchase contracts and issues exist with respect to environmental matters, see "Contingencies" elsewhere herein.

            During the  first  quarter  of  1996,  the  Company  instituted  a
       reorganization plan ("the Plan")   affecting  NGT  and  MRT.   The Plan,
       which included the reorganization of a number of departments and the redesign of a number of processes, is intended to allow Pipeline to operate more efficiently, thus improving its ability to compete in its market areas. Approximately 275 positions were eliminated pursuant to the Plan, resulting in a nonrecurring pre-tax charge of approximately $16.5 million, included in the accompanying Statement of Consolidated Income and in the following table under the caption "Early retirement
       and severance".     The Company  currently expects  that  a substantial
       portion of this expense will be offset during 1996 by the associated cost savings.

                                    Quarter Ended
                                       March 31      Increase(Decrease)

       INTERSTATE PIPELINES         1996      1995       $         %

       FINANCIAL RESULTS             (millions of dollars)
       Natural gas sales
         Sales to Distribution    $  27.0    $  18.0 $   9.0      50.0
         Sales for resale and         5.7        6.2    (0.5)     (8.1)
          other

           Total gas sales           32.7       24.2     8.5      35.1
            revenue
       Transportation revenue
         Distribution                25.2       22.8     2.4      10.5
         Unaffiliated                39.9       37.7     2.2       5.8

           Total transportation      65.1       60.5     4.6       7.6
             revenue

           Total operating           97.8       84.7    13.1      15.5
             revenues
       Purchased gas cost            27.4       16.8    10.6      63.1
       Operations and                14.9       13.1     1.8      13.7
         maintenance expense
       Depreciation and               7.6        9.3    (1.7)    (18.3)
         amortization
       General, administrative       17.1       14.5     2.6      17.9
         and other

                                     30.8       31.0    (0.2)     (0.6)
       Early retirement and          16.5        -      16.5      N/A
         severance

         Operating income         $  14.3    $  31.0 $ (16.7)    (53.9)


       INTERSTATE PIPELINES

       OPERATING STATISTICS        (million MMBtu)
       Natural gas sales
         Sales to Distribution        9.7        7.0     2.7      38.6
         Sales for resale and         2.8        5.9    (3.1)    (52.5)
          other
         Total sales                 12.5       12.9    (0.4)     (3.1)
       Transportation
         Distribution                48.7       41.5     7.2      17.3
         Other                      255.1      226.9    28.2      12.4
           Total transportation     303.8      268.4    35.4      13.2
           Elimination (1)          (11.8)     (12.3)    0.5       4.1
             Total throughput       304.5      269.0    35.5      13.2

           (1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Pipeline and are therefore included in the above volumetric data in both categories. No elimination is made for volumes of 60.7 million MMBtu and 51.6 million MMBtu in the three months ended March 31, 1996 and 1995, respectively, which were transported on both the NGT and MRT systems.

            Interstate Pipeline operating income, before the charge for early retirement and severance as discussed preceding, decreased by $0.2 million (0.6%) from the first quarter of 1995 to the first quarter of 1996. This decrease reflected both increased operating revenues, increased operating expenses and certain nonrecurring adjustments as discussed following.

             "Total gas sales revenue" increased from $24.2 million in the first quarter of 1995 to $32.7 million in the first quarter of 1996, an increase of $8.5 million (35.1%). This total improvement was composed of a $9.3 million increase attributable to a higher 1996 average sales price, partially offset by a $0.8 million decrease attributable to reduced 1996 sales volume, each as discussed following. "Sales to Distribution" for the first quarter of 1996 increased by $9.0 million (50.0%) over the corresponding quarter of 1995, principally due to (1) a 2.7 million MMBtu (38.6%) increase in sales volume largely attributable to increased Distribution demand resulting from relatively colder first-quarter 1996 weather (see "Natural Gas Distribution" elsewhere herein) and (2) increased 1996 natural gas prices which affect the total sales rate as discussed following. "Sales for resale
       and  other"   decreased  by   only  $0.5  million   (8.1%)  despite  a
       corresponding 3.1 million MMBtu (52.5%) decrease in sales volumes, as the higher 1996 sales rate served to largely offset the negative volume variance. The higher 1996 average sales rate was principally due to increased first-quarter 1996 gas prices, which increased by approximately $0.56 per MMBtu over first-quarter 1995. These higher gas prices, in general, increase the commodity component of the overall sales price, thus increasing total revenues without necessarily increasing total margins.

           "Total transportation revenue" increased by $4.6 million (7.6%) from the first quarter of 1995 to the first quarter of 1996, with transportation for Distribution, largely due to the colder first-quarter 1996 weather, representing approximately 52% of the variance. These increased transportation revenues are primarily attributable to the positive impact of NGT's recent rate case which became effective in February 1995 (see "Regulatory Matters" in the Company's 1995 Report on Form 10-K) and, to a lesser extent, the 13.2% increase in transported volumes. The increase in transported volumes has a less than proportionate impact on transportation revenues because, under the straight fixed-variable rate design currently applicable to Pipeline, a relatively small portion of the overall transportation rate varies directly with the volume actually transported. During the first quarter of 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk, associated with certain of its transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein, and the Company's 1995 Report on Form 10-K.

            "Purchased gas cost" increased from $16.8 million in the first quarter of 1995 to $27.4 million in the first quarter of 1996, an increase of $10.6 million (63.1%). This increase was composed of an
       $11.1 million increase attributable to a higher 1996 average cost of purchased gas, partially offset by a decrease of $0.5 million attributable to the reduction in total sales volume. The increase of $0.89 per MMBtu (68.3%) in the average cost of purchased gas during 1996 was principally due to (1) the increased first-quarter 1996 market price of gas as discussed preceding and (2) the inclusion, in first-quarter 1995 results, of favorable adjustments totaling approximately $5.0 million to purchased gas cost related to (1) a fixed-price sales commitment and (2) the resolution of certain take-or-pay-related issues.

            The gross margin on sales ("Total gas sales revenue" minus "Purchased gas cost"), after adjustment for the non-recurring 1995 adjustment to purchased gas cost as discussed preceding, increased from $2.4 million in the first quarter of 1995 to $5.3 million in the first quarter of 1996. This improvement of $2.9 million was composed of a $3.0 million increase attributable to a higher 1996 average sales margin, partially offset by a decrease of $0.1 million attributable to the reduced 1996 sales volumes.

             "Operations and maintenance expense" increased from $13.1 million in the first quarter of 1995 to $14.9 million in the first quarter of 1996, an increase of $1.8 million (13.7%), principally due to (1) reductions in labor costs charged to capital projects due to reduced 1996 capital spending and (2) increased 1996 expense for uncollectible accounts. "Depreciation and amortization" decreased by $1.7 million (18.3%) from the first quarter of 1995 to the first quarter of 1996, substantially all of which was attributable to a July 1995 change in the depreciation rate associated
       with certain Pipeline  assets.    "General, administrative and  other"
       increased by approximately $2.6 million (17.9%) from the first quarter of 1995 to the first quarter of 1996. Approximately $0.6 million (23.1%) of this increase is due to increases in taxes other than income, principally due to higher 1996 property taxes. The remainder of the increase is attributable to a number of factors including (1) a lower 1996 level of capitalized general and administrative costs, (2) relocation and consulting costs associated with the reorganization as discussed preceding and (3) a change in the method of recording payments to the Gas  Research Institute.  During  the first quarter  of
       1995, these payments were recorded as a "flow-through", with no effect on income or expense. During 1996, these payments result in both expense and revenues in equal amounts.

       WHOLESALE ENERGY MARKETING


            The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NorAm Energy Services, Inc., together with certain affiliates, collectively referred to herein as "NES" or "Wholesale Energy Marketing". During April 1996, NES announced the opening of a regional office in Boulder, Colorado to facilitate its plans for nationwide marketing of energy services. NES had previously announced the opening of its Miami, Florida and St. Louis, Missouri offices, and further expansion is expected. The nature of natural gas marketing is such that contractual disputes arise, see
       "Contingencies"   elsewhere herein.

                                      Quarter Ended
                                        March 31        Increase(Decrease)

       WHOLESALE ENERGY MARKETING     1996     1995       %         $


       FINANCIAL AND OPERATING    (millions of dollars)
       RESULTS
       Natural gas sales
         Unaffiliated sales          $ 409.8   $136.4   $ 273.4     200.4
         Sales to Distribution          42.9     22.9      20.0      87.3
         Sales to Pipeline              20.3      8.0      12.3     153.8
         Other affiliated sales          4.1      3.1       1.0      32.3

           Total gas sales revenue     477.1    170.4     306.7     180.0

       Electricity sales                 4.4      0.1       4.3       N/M
       Other operating revenues          0.1      0.2      (0.1)    (50.0)

         Total operating revenues      481.6    170.7     310.9     182.1
       Purchased gas costs
         Unaffiliated                  426.4    142.7     283.7     198.8
         Affiliated                     20.5     10.4      10.1      97.1
       Transportation and storage       18.5     11.7       6.8      58.1
         expense
       Electricity purchases and
        transmission costs               4.1      0.1       4.0       N/M

           Operating margin             12.1      5.8       6.3     108.6
       General and administrative        2.9      2.0       0.9      45.0

         Operating income             $  9.2   $  3.8    $  5.4     142.1

       Natural gas sales volume (Bcf)  201.9    105.7      96.2      91.0
       Average sales margin ($/Mcf)  $ 0.060  $ 0.055   $ 0.005       9.1

            Operating income for NES in the first quarter of 1996 was $9.2 million, an increase of $5.4 million over the $3.8 million earned in the corresponding quarter of 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

            "Total gas sales revenue" increased from $170.4 million in the first quarter of 1995 to $477.1 million in the first quarter of 1996, an increase of $306.7 million (180.0%). Approximately $155.1 million (50.6%) of this increase was attributable to increased volume and approximately $151.6 million (49.4%) was attributable to an increase in the average sales price. The increase of 96.2 Bcf (91%) in 1996 sales volume was principally due to the continuing expansion of NES's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed preceding, NES continues to accelerate its efforts to become a nationwide marketing company with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors. The increase of $0.751 per Mcf (46.6%) in the average sales price of natural gas in the first quarter of 1996 was principally due to a colder than normal winter, particularly in the mid-continent and northeast regions, which both increased demand for natural gas supplies for heating and caused above normal storage withdrawals in comparison to the first quarter of 1995. This increased demand caused both an increase in natural gas prices and a widening of pipeline basin differentials.

            Total purchased gas costs were $446.9 million in the first quarter of 1996, an increase of $293.8 million (191.9%) over the corresponding quarter of 1995. This total increase was composed of (1) a $139.3 million increase attributable to the increased 1996 sales volumes as discussed preceding and (2) a $154.5 million increase attributable to a $0.765 per Mcf increase in the average cost of purchased gas, reflecting the increased first-quarter 1996 market price of natural gas as discussed preceding. "Transportation and storage expense" increased from $11.7 million in the first quarter of 1995 to $18.5 million in the first quarter of 1996, an increase of $6.8 million (58.1%), principally representing expenditures made in support of the increased 1996 sales volume as discussed preceding. "Electricity sales" and "Electricity purchases and transmission costs" of $4.4 million and $4.1 million, respectively, in the first quarter of 1996 represented significant increases over the amounts for the corresponding quarter of 1995, as NES's power marketing group was initially established and staffed during the first quarter of 1995.

            The total operating margin for the first quarter of 1996 was $12.1 million, an increase of $6.3 million (108.6%) over the first quarter of 1995. The margin on gas sales was $11.7 million, an increase of $6.1 million (108.9%) over the first quarter of 1995. Of this total increase, $5.1 million (83.6%) was attributable to the increased 1996 sales volume as discussed preceding and $1.0 million (16.4%) was attributable to a $0.005 per Mcf increase in the 1996 average margin per unit of sales, principally due to the enhanced marketing efforts, increased demand and widened basin differentials in 1996 as discussed preceding.

            The increase of $0.9 million (45%) in "General and administrative" from the first quarter of 1995 to the first quarter of 1996 was principally due to costs associated with staffing increases made in support of the increased sales and marketing efforts as described preceding.

            As further discussed in the Company's 1995 Report on Form 10-K, the Company`s earnings from its gas supply, marketing, gathering and transportation activities are subject to variability based on fluctuations in both the price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate this financial risk both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company, generally through NES, routinely enters into natural gas swaps, futures contracts and options. None of these derivatives are held for speculative purposes and, in general, the

       Company's risk management policy requires that these positions be offset by positions in physical transactions or in other derivatives. In general, therefore, gains and losses resulting from the Company's risk management activities are offset by changes in value associated with the items being hedged or are reimbursed by the customers who requested this service.

            At March 31, 1996, the Company was obligated under swaps covering
       230.8 Bcf and 204.0 Bcf  of gas in which  it was the fixed-price  payor and the fixed-price receiver, respectively, and these swaps collectively represented an unrealized gain of approximately $4.1 million. The financial impact of these swaps was to decrease the Company's pre-tax earnings by approximately $6.1 million and increase the Company's pre-tax earnings by approximately $1.1 million during the first quarter of 1996 and 1995, respectively, as swap transactions were matched with hedged transactions during these periods. Swaps representing approximately $4.6 million of the total March 31, 1996 market value of $4.1 million are in conjunction with a program requiring delivery of certain volumes to a distribution affiliate. As further discussed in the Company's 1995 Report on Form 10-K, the Company previously has accrued its expected losses under this program which ends in April 1999 and, accordingly, no earnings impact from these swaps is expected. At March 31, 1996, the Company held NYMEX futures contracts covering the purchase of 14.5 Bcf of gas (a notional amount of $27.7 million) through February 1997 and the sale of 9.3 Bcf of gas (a notional amount of $19.5 million) through October 1996. Collectively, at March 31, 1996, these futures represented an unrealized gain of $2.7 million. The financial impact of these futures was to decrease the Company's pre-tax earnings by approximately $5.5 million and $1.0 million during the first quarter of 1996 and 1995, respectively, as futures transactions were matched with hedged transactions during these periods. At March 31, 1996, the Company held options covering the purchase of 13.2 Bcf of gas, principally in conjunction with the commitment to a distribution affiliate as discussed preceding. The majority of these options, due to their nature and term, have no readily determinable market value and the market value of the remainder is immaterial.

       NATURAL GAS GATHERING

            The Company's natural gas gathering business, including related liquids extraction and marketing activities, is conducted by NorAm Field Services Corp. together with certain affiliates, collectively referred to herein as "NFS" or "Natural Gas Gathering".

                                     Quarter Ended
                                        March 31       Increase(Decrease)

       NATURAL GAS GATHERING         1996      1995       $        %


       FINANCIAL AND OPERATING        (millions of dollars)
       RESULTS
       Gathering revenue            $  6.3   $  6.5     $ (0.2)   (3.1)
       Natural gas sales               9.0      4.5        4.5   100.0
       Products extraction             2.2      2.3       (0.1)   (4.3)
       Other operating revenue         0.6      0.3        0.3   100.0

           Total operating            18.1     13.6        4.5    33.1
            revenues

       Gas purchased, net              8.9      4.2        4.7   111.9
       Cost of sales                   1.2      1.2        -       -
       Operation and maintenance       3.3      3.5       (0.2)   (5.7)
       Administrative expense          1.2      1.0        0.2    20.0
       Depreciation                    0.5      1.6       (1.1)  (68.8)
       Taxes other than income         0.3      0.3        -       -

         Operating income           $  2.7   $  1.8     $  0.9    50.0



       Total throughput (Bcf)         55.8     58.7       (2.9)   (4.9)
       Margin/unit of              $ 0.144  $ 0.139    $ 0.005     3.6
       throughput($/MMBtu)
       Number of receipt points      3,004    2,920         84     2.9

            Operating income for NFS in the first quarter of 1996 was $2.7 million, an increase of $0.9 million (50%) over the $1.8 million earned in the first quarter of 1995. This increase was principally attributable to a reduction in depreciation expense, partially offset by a small decrease in margin, each as discussed following.

            During the first quarter of 1996, NFS experienced numerous well freeze-offs as a result of extremely cold temperatures in its service areas. These weather-related production interruptions, together with normal depletion-related declines in deliverability, reduced first-quarter 1996 volumes by approximately 2.9 Bcf (4.9%) in comparison to the first quarter of 1995. Continued delays in certain Federal Energy Regulatory Commission rulings on various requested facility transfers (affecting approximately 4 Bcf of throughput) and delayed drilling activity proximate to NFS's systems also adversely affected throughput.
        While  these factors  are largely  beyond its  control, NFS  seeks  to maximize its  throughput  through  an  aggressive  program  to  attract additional volumes by offering competitive pricing and additional value-added services.

            Despite the impact of the throughput decline as described preceding, total operating revenues increased by $4.5 million (33.1%) from the first quarter of 1995 to the first quarter of 1996. This increase in operating revenues was due to an increase in NFS's marketing activities and was substantially offset by an increase in purchased gas cost, with minimal impact on margin.

            Pursuant to a  review of the  natural gas  reserves connected  and proximate to NFS's gathering systems, in July 1995, NFS reduced the depreciation rates associated with certain of its assets. This decreased depreciation rate was responsible for substantially all of the $1.1 million (68.8%) decrease in first-quarter 1996 depreciation expense in comparison to the first quarter of 1995.

            The gross margin ("Total operating revenues" less "Gas purchased, net" and "Cost of Sales") decreased from $8.2 million in the first quarter of 1995 to $8.0 million in the first quarter of 1996, a decline of $0.2 million (2.4%). This decrease included a reduction of $0.4 million attributable to the decline in throughput as discussed preceding, but was partially offset by a $0.2 million improvement attributable to an increase in the average margin per unit of throughput. This increase in average margin per unit of throughput was principally due to (1) the negotiation of more favorable gathering rates on new connects and (2) the provision of new services.

       RETAIL ENERGY MARKETING


            The Company's marketing of natural gas and related services to certain commercial and industrial customers, including those located behind the "unbundled city gate" of local gas distribution companies, is principally carried out by NorAm Energy Management and certain affiliated companies (collectively, "NEM"). The nature of natural gas marketing activities is such that contractual disputes arise, see "Contingencies" elsewhere herein. NEM's results of operations as presented following also include the Company's home care service activities ("HCS"), including (1) appliance sales and service, (2) home security services and (3) resale of long distance telephone service, the latter two of which businesses are essentially in a "start-up" mode.

                                      Quarter Ended
                                         March 31       Increase(Decrease)

       RETAIL ENERGY MARKETING        1996       1995      $       %


       FINANCIAL AND OPERATING      (millions of dollars)
       RESULTS
       Natural gas sales              $ 112.0  $  73.3  $  38.7    52.8
       Transportation                     1.2      1.1      0.1     9.1
       Other, principally Home Care      11.5     10.0      1.5    15.0
        Services

           Total operating revenues     124.7     84.4     40.3    47.7

       Purchased gas costs              101.5     65.5     36.0    55.0
       Operations, maintenance,
         cost of sales and other,
         principally Home Care Services  11.9     11.1      0.8     7.2
       General and administrative         1.3      0.9      0.4    44.4
       Depreciation and                   0.5      0.5        -       -
         amortization
       Taxes other than income            0.4      0.3      0.1    33.3

         Operating income              $  9.1   $  6.1   $  3.0    49.2

       Natural gas sales (Bcf)           46.6     43.1      3.5     8.1
       Average sales margin ($/Mcf)    $0.225   $0.181   $0.044    24.3
       Transportation volume (Bcf)        8.5      7.8      0.7     9.0

            Operating income for NEM increased from $6.1 million in the first quarter of 1995 to $9.1 million in the first quarter of 1996, an increase of $3.0 million (49.2%). Approximately $0.8 million of this increase was attributable to improved results from Home Care Services, principally due to increased margin from appliance sales and service. The balance of the increase was attributable to natural gas marketing activities, reflecting both increased operating revenues and increased expenses as discussed following.

            Natural gas sales revenues increased from $73.3 million in the first quarter of 1995 to $112.0 million in the first quarter of 1996, an increase of $38.7 million (52.8%). Approximately $32.7 million (84.6%) of this increase was attributable to an increase in the average sales price and approximately $6.0 million (15.4%) of the increase was attributable to increased sales volumes. The increase of $0.70 per Mcf (41.2%) in the average sales price was principally due to (1) an increase of $0.66 per Mcf in the average cost of purchased gas in 1996 (a component of the sales rate) and (2) an increase in the average sales margin as discussed following. The increase of 3.5 Bcf (8.1%) in first-quarter 1996 sales volumes was principally due to increased marketing efforts by an expanded staff and weather-related increases in commercial and industrial needs for space heating. In addition, the weather-related increased demand for firm supplies of gas created opportunities to serve customers outside NEM's traditional service territory who were unable to obtain sufficient supplies under their usual arrangements.

            Purchased gas cost increased from $65.5 million in the first quarter of 1995 to $101.5 million in the first quarter of 1996, an increase of $36.0 million (55%). This increase was principally due to
       (1) the increase in the average cost of gas and (2) purchases made in support of the increased sales volume as discussed preceding, which were responsible for $30.7 million (85.2%) and $5.3 million (14.8%), respectively, of the total increase.

            The average sales margin increased from $0.181 per Mcf in the first quarter of 1995 to $0.225 per Mcf in the first quarter of 1996, an increase of $0.044 per Mcf (24.3%), principally due to the colder first-quarter 1996 weather and resulting decreased availability of pipeline capacity at various locations. This decreased availability of gas resulted in the payment of significant premiums by certain customers in certain circumstances in order to avoid interruption of supply.

            The increase of $0.8 million (7.2%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from the first quarter of 1995 to the first quarter of 1996 was principally due to increased costs of appliance service parts. The increase of $0.4 million (44.4%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased sales as discussed preceding.

       CORPORATE AND OTHER

            The $4.6 million increase in the operating loss for Corporate & Other from $(0.7) million in the first quarter of 1995 to $(5.3) million in the first quarter of 1996 was principally due to (1) an increase in 1996 general and administrative expenses, principally due to (i) business development activities and (ii) timing differences in the allocation of costs to business units, (2) an increase in 1996 pension costs, (3) the first-quarter 1995 operating income associated with a forward oil sale which terminated during 1995 and (4) increased 1996 expenses for international activities.


       NON-OPERATING INCOME AND EXPENSE

            Net income for the three months ended March 31, 1996 was $60.9 million, an increase of approximately $9.0 million (17.3%) from the corresponding quarter of 1995 while, as discussed preceding, operating income increased by $11.9 million (8.8%) during the same period. The components of this increase of $2.9 million in net expense below the operating income line were as follows:

                               Quarter Ended
                                  March 31        Increase(Decrease)

                               1996      1995        $           %

                           (millions of dollars)
       Interest expense, net $  36.2   $  39.8    $ (3.6) (1)   (9.0)
       Other, net                3.4      2.9         0.5       17.2
       Provision for income     45.8     40.1         5.7 (2)   14.2
         taxes
       Extraordinary items       0.3      0.0         0.3        N/A

                             $  85.7   $ 82.8     $   2.9        3.5

              (1) Reflects both  a  reduced  level  of  borrowings and  lower interest rates due, in part, to the Company's recent refinancing activities, see "Net Cash Flows from Financing Activities" elsewhere herein and the Company's 1995 Report on Form 10-K. The Company has announced proposed transactions which, if consummated, will affect future interest expense, see "Recent Developments" elsewhere herein.

              (2) Reflects an  increase of  $6.5 million  attributable  to an increase in pre-tax income, partially offset by a decrease of $(0.8) million attributable to a decrease of .73% in the 1996 interim effective tax rate.

                          Liquidity and Capital Resources


            The table below illustrates the sources of the Company's invested capital during the last four years and at March 31, 1996 and 1995 (see also "Receivable Sales Facility" elsewhere herein). The Company has announced proposed transactions which, if consummated, will affect the Company's capital structure, see "Recent Developments" elsewhere herein.

                         March 31,                   December 31,

 INVESTED CAPITAL     1996      1995      1995      1994      1993      1992

                                             (millions of dollars)

 Long-Term Debt     $1,467.5  $1,323.7  $1,474.9  $1,414.4  $1,629.4  $1,783.1
 Total Equity          831.6     768.2     767.3     717.4     708.0     712.9

 Total               2,299.1   2,091.9   2,242.2   2,131.8   2,337.4   2,496.0
   Capitalization
 Short-Term Debt        48.8     240.8     128.8     274.6     192.4     120.0
 Total Invested     $2,347.9  $2,332.7  $2,371.0  $2,406.4  $2,529.8  $2,616.0
  Capital


 Long-Term Debt as a
   Percent of Total
    Capitalization     63.8%      63.3%    65.8%     66.3%     69.7%     71.4%
   Equity as a
    Percent of Total
    Capitalization     36.2%      36.7%    34.2%     33.7%     30.3%     28.6%
   Total Debt as a
    Percent of Total
    Invested Capital:
     Excluding
      Receivables Sold 64.6%      67.1%    67.6%     70.2%     72.0%     72.7%
     Including
      Receivables Sold 67.3%      69.3%    70.6%     72.4%     74.3%     74.8%

       CASH FLOW ANALYSIS

            The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year. The following discussion of cash flows should be read in conjunction with the accompanying Statement of Consolidated Cash Flows and related supplemental cash flow information, and with the cash flow information included in the Company's 1995 Report on Form 10-K.

       Net Cash Flows from Operating Activities

             "Net cash  provided by  operating activities"   as  shown in  the
       accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") decreased from $197.7 million in the first quarter of 1995 to $126.1 million in the first quarter of 1996. This decrease of $71.6 million (36.2%) was principally due to:

          * An increase of $111.5 million in 1996 cash used for the net of accounts receivable and accounts payable, principally due to the first-quarter 1996 buildup of accounts receivable, reflecting the relatively colder weather and related increased billings to customers.
          * A decrease of $8.0 million in 1996 cash recoveries under gas contract disputes as the underlying agreements continue to "unwind".

            These unfavorable impacts were partially offset by:

          * An increase of $24.2 million in 1996 cash provided by recovery of deferred gas costs, principally due to the relatively higher December 31, 1995 balance in deferred gas costs.
          * An increase of $23.7 million in 1996 income before depreciation and amortization, deferred income taxes, extraordinary items and other non-cash charges and credits, see "Material Changes
              in the Results of Operations"   elsewhere herein.

            As further described in the Company's Report on Form 10-K for the year ended December 31, 1995, under an August 1995 agreement, the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse and subject to a floating interest rate provision. Following is selected information concerning the utilization of this facility.


Receivable                                     Three Months Ended March 31 or
Sales Facility          As of                  Twelve Months Ended December 31
                ----------------------   -------------------------------------
(dollars in    Receivables  Collateral  Net Cash  Pre-tax    Average   Weighted
millions)       Sold and       for      Inflows   Loss on  Receivables  Average
               Uncollected  Receivable (Outflows)  Sale     Sold (1)   Rate (2)
                ----------   ----------  --------  -----    ---------   -------

 March 31, 1996   $  193.3    $ 25.9     $ (41.7)  $ (3.0)   $191.1     5.56%
 December 31, 1995   235.0      35.0        42.2     (9.8)    136.6     6.02%
 March 31, 1995   $  167.2    $ 42.9     $ (25.6)  $ (2.8)   $168.6     6.09%

    (1)  Based on week-end balances.
    (2) Exclusive of a facility fee payable on the full commitment of $235 million which was 60 basis points through August 21, 1995, declined to 40 basis points through March 1, 1996 and currently is 30 basis points. The rate in effect at March 31, 1996 (exclusive of the facility fee) was 5.31%.

            The accompanying Cash Flow Statement has been prepared in accordance with authoritative accounting guidelines which require the segregation of cash flows into specific categories. Management believes that other groupings of cash flows may also be useful and that the following information (which amounts are consistent with the Cash Flow Statement) will assist in understanding the Company's sources and uses of cash during the periods presented. This information should not be viewed as a substitute for the Cash Flow Statement, nor should the totals or subtotals presented be considered surrogates for totals or subtotals appearing on the Cash Flow Statement.

                                                  Three Months
                                                 Ended March 31

                                                1996        1995
                                              (millions of dollars)
       Use (Source)

       Recoveries under gas contract
        settlements                          $  (7.2)    $ (15.2)
       Capital expenditures                     25.2        30.6
       Common and preferred dividends           10.7        10.6
       Debt retirement                          87.7       124.6
       Change in receivables sold               41.7        25.6
       (Increase) decrease in overdrafts        (2.0)       23.3

           Selected External Uses of Cash      156.1       199.5

       Less:
         Sale of Itron stock                     -         (1.4)
         Common stock issuance                  (2.8)      (2.0)
         Change in cash balance                 (9.5)      (0.8)

           Cash Generated from Other Sources,
           Principally Internal              $  143.8   $  195.3

       Net Cash Flows from Investing Activities


            The Company's capital expenditures by business unit for the three months ended March 31, 1996 and 1995 were as follows:

                                 Three Months
                                Ended March 31    Increase(Decrease)

                                 1996     1995       $         %

                             (millions of dollars)
       Natural Gas Distribution $  21.9  $  22.9  $  (1.0)    (4.4)
       Interstate Pipelines         2.3      5.9     (3.6)   (61.0)
       Wholesale Energy Marketing     -        -        -        -
       Natural Gas Gathering        0.6      1.5     (0.9)   (60.0)
       Retail Energy Marketing      0.2      0.2        -        -
       Corporate and Other          0.2      0.1      0.1    100.0

         Consolidated           $  25.2  $  30.6  $  (5.4)   (17.6)




            Capital expenditures decreased from $30.6 million in the first quarter of 1995 to $25.2 million in the first quarter of 1996, a decline of $5.4 million (17.6%). While this decline, in total and by business unit, is within the normal range of variation in the Company's capital spending program, the $3.6 million (61%) decline in Interstate Pipelines' capital spending is due, in part, to the application of more restrictive and comprehensive economic analysis to proposed capital projects and to the delay of projects to coincide with demand for increased capacity. The Company's capital expenditures for 1996 are budgeted at approximately $184.3 million, exclusive of expenditures for international projects (which are expected to total approximately $25 million during 1996).

            During the first quarter of 1995, the Company sold 80,000 shares of Itron common stock, yielding cash proceeds of approximately $1.4 million. The Company received cash proceeds from sales of its common stock pursuant to its Direct Stock Purchase Plan of approximately $2.8 million and $2.0 million during the first quarter of 1996 and 1995, respectively. As further discussed in the Company's 1995 Report on Form 10-K, the Company currently owns approximately 1.5 million of such shares, see also Note B of the accompanying Notes to Consolidated Financial Statements. The Company paid common and preferred dividends totaling approximately $10.7 million and $10.6 million during the first quarter of 1996 and 1995, respectively, has recently declared its regular quarterly dividend and has announced the exchange of its Preferred Stock, Series A, see "Dividend Declaration" and "Proposed Public Offerings" under "Recent Developments" elsewhere herein.

       Net Cash Flows from Financing Activities

            As further discussed in the Company's 1995 Report on Form 10-K, the Company's principal sources of short-term liquidity are (1) its December 1995 unsecured Credit Agreement ("the Facility") with Citibank, N.A., as Agent and a group of eighteen other commercial banks which provides a $400 million commitment to the Company through December 11, 1998, (2) the Company's receivable sales program, see "Net Cash Flows from Operating Activities" elsewhere herein and (3) informal bank lines of credit. Following is selected information concerning the Company's short-term borrowings.

 Short-Term Borrowings
                         As of (1)
                  ------------------------      Three Months Ended March 31 or
                     Amount Borrowed            Twelve Months Ended December 31
                  -------------------------    -------------------------------
(dollars in millions)

                    The   Informal  Wtg. Avg.  Wtg. Avg. Wtg. Avg.   Max. Amt.
                 Facility   Lines     Int.     Borrowed   Rate (2)   Borrowed
                                    Rate (2)     (2)                    (2)
                  ______  ______    _______    _______   ________   _________
March 31, 1996    $ 0.0   $  0.0      N/A       $ 19.3     6.28%      $ 51.0
December 31, 1995   0.0     10.0     6.68%        56.5     6.73%       135.0
March 31, 1995    $ 0.0   $ 13.0     7.0%       $ 86.8     6.75%      $135.0

    (1) The Company had no borrowings under the Facility at May 1, 1996, and therefore, had $400 million of remaining capacity under the Facility at May 1, 1996, which amount is expected to be adequate for the Company's current and projected needs for short-term financing.
    (2) As applicable, includes both the Facility and informal credit lines. Weighted average amount borrowed and maximum amount borrowed are based on week-end balances.

            As further discussed in the Company's 1995 Report on Form 10-K, the Company's long-term financing historically has been obtained through the issuance of common stock, preferred stock and unsecured debentures and notes (the Company is precluded under an indenture from issuing mortgage debt). Following is a discussion of recent and planned financing activities.

            In March 1996, the Company's "shelf" registration statement (filed in late 1995) became effective, allowing the Company to issue up to $500 million of a wide variety of securities (including both debt and equity) over an approximately two-year period following the effective date. During March 1996, the Company reacquired $7.4 million principal amount of its 9.875% debentures due 2018 as a part of its ongoing program to reduce its cost of debt. The premium associated with this reacquisition is reported in the accompanying Statement of
       Consolidated Income as "Extraordinary loss on early retirement of debt, less taxes". In May 1996, the Company announced its intention to (1) sell common equity and trust originated convertible preferred stock in public offerings, (2) redeem certain outstanding debt and (3) exchange its existing $3.00 Preferred Stock, Series A for its 6% Convertible Subordinated Debentures, see "Recent Developments" elsewhere herein.

            As more fully discussed in the Company's 1995 report on Form 10-K, the Company enters into interest rate swaps in which, in general, one party pays a fixed rate on the notional amount while the other party pays a LIBOR-based rate for the purposes of (1) effectively fixing the interest rate on debt expected to be issued for refunding purposes and
       (2) adjusting the amount of its overall debt portfolio which is exposed to market interest rate fluctuations. The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.8 million and to increase the Company's interest expense by $0.4 million for the three months ended March 31, 1996 and 1995, respectively. Following is selected information on the Company's portfolio of interest rate swaps as of March 31, 1996:

  Interest Rate Swap Portfolio at March 31, 1996 (1)

  (dollars in millions)
                                                                      Estimated
                Notional       Period               Interest Rate      Market
   Initiated     Amount        Covered              Fixed/Floating(2)  Value(3)
 -------------  -------    -----------------------    -----------      -------
 December 1995  $  50.0    Apr.1997 - Apr.2002 (4)    5.92%/6.70%      $  1.5
 December 1995     50.0    Apr.1997 - Apr.2002 (4)    5.92%/6.70%         1.5
 January 1996      50.0    Apr.1997 - Apr.2002 (4)    5.80%/6.70%         1.8
 February 1996     50.0    Apr.1997 - Apr.2002 (4)    5.77%/6.70%         1.8
 February 1996     50.0    Mar.1996 - Dec.1997 (5)    4.71%/5.79%         0.8
 February 1996     50.0    Jun.1996 - Jan.1998 (5)    4.76%/5.73%         0.8
                -------                                                ------
        Totals  $ 300.0                                                $  8.2

    (1) In addition to the swaps entered into during 1996, the Company's portfolio of interest rate swaps as of December 31, 1995 also changed due to the termination of $250.0 million notional amount of swaps during the first quarter of 1996 (no material gain or loss was recognized).
    (2) In each case, the Company is the fixed-price payor. The floating rate is estimated as of March 31, 1996.
    (3) Represents the estimated amount which would have been realized upon termination of the swap at March 31, 1996.
    (4) Swaps entered into for the purpose of effectively fixing the interest rate on debt expected to be issued in 1997 for refunding purposes.
    (5) Swaps entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.

            As further discussed in the Company's 1995 Report on Form 10-K, the Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $200 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at March 31, 1996, the Company had incremental debt capacity of $499.3 million and, while the Company is not required to calculate and apply the stockholders' equity limitation on an interim basis, if it were applied at March 31, 1996, the Company would have had incremental dividend capacity of $115.8 million. The Company has announced financing plans which will impact these calculations, see "Recent Developments" elsewhere herein.

       COMMITMENTS

            Capital Expenditures. The Company had capital commitments of less than $10 million at March 31, 1996, which projects are expected to be funded through cash provided by operations and/or incremental borrowings, see "Net Cash Flows from Investing Activities" elsewhere herein. As described in the Company's 1995 Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

            Transportation Agreement. As further discussed in the Company's 1995 Report on Form 10-K, the Company has an agreement with ANR Pipeline Company ("ANR") pursuant to which the Company (1) currently retains $41 million previously advanced by ANR, (2) provides 130 MMcf/day of capacity in certain of the Company's transportation facilities to ANR and (3) is committed to refund $5 million and $36 million to ANR in 2003 and 2005, respectively, in exchange for ANR's release of 30 MMcf/day and 100 MMcf/day, respectively, of such capacity.


       CONTINGENCIES

            Letters of Credit.   At March  31, 1996, the Company was obligated
       for approximately $31.2 million under letters of credit which are incidental to its ordinary business operations.

            Indemnity Provisions.   As discussed in  the Company's 1995 Report
       on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

            Sale of Receivables.   Certain  of the  Company's receivables  are
       collateral for receivables which have  been sold, see   "Net Cash Flows
       from Operating Activities"  elsewhere herein.

            Gas Contract Issues. As discussed in the Company's 1995 Report on Form 10-K, the Company is a party to certain claims involving, and has certain commitments under, its gas purchase contracts. The nature of the Company's natural gas marketing business is such that, in general, and particularly during periods of production interruptions, delivery curtailments and shortages of pipeline capacity, disputes arise as to compliance with terms of purchase/delivery commitments and related pricing provisions. While certain of these disputes are not resolved for extended periods of time, the Company believes that it has adequately reserved for any such amounts in dispute which may ultimately not be resolved in its favor.

            Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1995 Report on Form 10-K, the Company has off-balance-sheet risk as a result of (1) its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein and (2) its natural gas hedging activities, see "Wholesale Energy Marketing" for the three months ended March 31, 1996 and 1995 under "Material Changes in the Results of Operations" elsewhere herein.

            Litigation. The Company is a party  to litigation which arises  in
       the normal  course  of business,  see  "Legal Proceedings"    elsewhere
       herein.

            Environmental. As more fully described in the Company's 1995 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

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

            On October 24, 1994, the United States Environmental Protection Agency advised MRT that it had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see "Legal Proceedings" elsewhere herein.

            On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that it had been named a potentially responsible party under state law with respect to a hazardous substance site in Shreveport, Louisiana, see "Legal Proceedings" elsewhere herein.

            While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

                             Part II.  Other Information

       Item 1. Legal Proceedings

            On October 24, 1994, the United States Environmental Protection Agency advised MRT, a wholly-owned subsidiary of the Company, that MRT, together with a number of other companies, had been named under federal law as a potentially responsible party for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

            On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

            The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of these matters will not be material.

       Item 6.  Exhibits and Reports on Form 8-K


            (a)  Exhibits

                 EX-27, Financial Data Schedule

            (b)  Reports on Form 8-K

                 Current Report on Form 8-K dated February 7, 1996 reporting under "Item 5. Other Events", announcing the Company's annual earnings for 1995.

                                     SIGNATURES


                           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NorAm Energy Corp.
                                                    (Registrant)


                                     By:   /s/Jack W. Ellis II
                                          --------------------------------
                                            Jack W. Ellis II
                                            Vice President & Controller





       Dated    May 15, 1996