Form 10-Q
period 1996-06-30
NORAM ENERGY CORP
filed 1996-08-14
CIK 7314

Page 1 of 42


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For the Quarter Ended June 30, 1996


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

                                  Yes  x   No


                    Outstanding Common Stock, $.625 Par Value
                         at July 31, 1996 - 137,067,805


                        Exhibit Index Appears on Page 41

                                      INDEX

                                                                         Page

Part I.  Financial Information                                             3

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - June 30, 1996 and 1995
                    and December 31, 1995                                  4

                  Consolidated Statement of Income - Quarter Ended
                    June 30, 1996 and 1995 and Six Months Ended
                    June 30, 1996 and 1995                                 6

                  Statement of Consolidated Cash Flows - Six Months Ended
                    June 30, 1996 and 1995                                 7

                  Notes to Consolidated Financial Statements               8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

Part II. Other Information

         Item 1.  Legal Proceedings                                       40

         Item 4.  Submission of Matters to a Vote of Security Holders     40

         Item 6.  Exhibits and Reports on Form 8-K                        41

Signature                                                                 42

                          Part I. Financial Information

Item 1.  Financial Statements

         The consolidated financial statements of NorAm Energy Corp. and Subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Report on Form 10-K. The Company recently announced that it had signed a definitive agreement which will result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries Incorporated ("Houston Industries"), see Note L.



                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)


ASSETS                                                   June 30      December 31      June 30
- ------
                                                           1996          1995            1995
                                                        -----------    -----------   -----------

Property, Plant and Equipment
  Natural Gas Distribution ..........................   $ 2,102,130    $ 2,059,376   $ 1,981,508
  Interstate Pipelines ..............................     1,678,651      1,666,017     1,667,777
  Natural Gas Gathering .............................       213,341        208,989       208,510
  Other .............................................        38,197         35,157        34,545
                                                        -----------    -----------   -----------
                                                          4,032,319      3,969,539     3,892,340
 Less: Accumulated depreciation and amortization ....     1,626,415      1,561,764     1,514,946
                                                        -----------    -----------   -----------
                                                          2,405,904      2,407,775     2,377,394


Investments and Other Assets
  Goodwill, net .....................................       474,032        481,125       488,218
  Prepaid pension asset .............................        48,916         57,965        59,120
  Investment in Itron, Inc. .........................        42,635         50,711        46,955
  Regulatory asset for environmental costs ..........        42,408         48,500        41,703
  Gas purchased in advance of delivery ..............        34,040         24,284        27,183
  Other .............................................        16,742         21,324        21,994
                                                        -----------    -----------   -----------
                                                            658,773        683,909       685,173


Current Assets
  Cash and cash equivalents .........................        21,600         13,311        18,539
  Accounts and notes receivable, principally customer       336,714        335,779       104,041
  Deferred income taxes .............................        12,628         13,601        14,465
  Inventories
    Gas in underground storage ......................        48,364         53,183        49,157
    Materials and supplies ..........................        31,407         33,354        34,670
    Other ...........................................           393            445           335
  Deferred gas cost .................................        (1,710)        13,019         4,965
  Gas purchased in advance of delivery ..............         6,200         23,440        23,404
  Other current assets ..............................        14,840         25,496        26,710
                                                        -----------    -----------   -----------
                                                            470,436        511,628       276,286


Deferred Charges ....................................        61,214         62,671        69,100
                                                        -----------    -----------   -----------

  TOTAL ASSETS ......................................   $ 3,596,327    $ 3,665,983   $ 3,407,953
                                                        ===========    ===========   ===========




              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.



                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                                June 30             December 31              June 30
- ------------------------------------
                                                                     1996                   1995                   1995
                                                               ------------------    -------------------    ------------------
  Stockholders' Equity

    Preferred stock (Note E)                                         $     -                $   130,000           $   130,000

    Common stock                                                          85,590                 78,002                77,470

    Paid-in capital                                                      991,637                880,885               876,436

    Accumulated deficit                                                (299,503)              (336,940)             (336,309)

    Unrealized gain on investment, net of tax                             10,171                 15,316                13,211
                                                               ------------------    -------------------    ------------------
      Total Stockholders' Equity                                         787,895                767,263               760,808

  Company-Obligated Mandatorily Redeemable
    Convertible Preferred Securities of Subsidiary Trust
    Holding Solely $177.8 Million Principal Amount of
    6.25% Convertible Subordinated Debentures Due
    2026 of NorAm Energy Corp. (Note E)                                  167,762                  -                      -




  Long-Term Debt, Less Current Maturities                              1,106,969              1,474,924             1,323,674

Current Liabilities
  Current maturities of long-term debt                                   280,250                118,750               221,000
  Notes payable to banks                                               -                         10,000                63,000
  Accounts payable, principally trade                                    421,652                472,374               241,191
  Income taxes payable                                                    20,810                  5,337                24,195
  Interest payable                                                        34,188                 38,730                41,960
  General taxes                                                           35,237                 48,320                31,818
  Customers' deposits                                                     34,472                 35,651                34,895
  Other current liabilities                                              103,800                 96,645                90,382
                                                               ------------------    -------------------    ------------------
                                                                         930,409                825,807               748,441
Other Liabilities and Deferred Credits
  Accumulated deferred income taxes                                      313,296                303,445               276,770
  Estimated environmental remediation costs                               42,408                 48,500                41,703
  Payable under capacity lease agreement                                  41,000                 41,000                41,000
  Supplemental retirement and deferred compensation                       40,555                 40,869                40,159
  Estimated obligations under indemnification
    provisions of sale agreements                                         31,823                 34,207                35,881
  Refundable excess deferred income taxes                                 19,642                 26,599                27,026
  Other                                                                  114,568                103,369               112,491
                                                               ------------------    -------------------    ------------------
                                                                         603,292                597,989               575,030

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,596,327            $ 3,665,983           $ 3,407,953
                                                               ==================    ===================    ==================


              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.



                       NorAm Energy Corp. and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
               (in thousands of dollars except per share amounts)
                                   (unaudited)


                                                               Quarter Ended                 Six Months Ended
                                                                  June 30                        June 30
                                                        ----------------------------  -------------------------------
                                                            1996           1995            1996            1995
                                                        -------------- -------------  --------------- ---------------

Operating Revenues                                         $  891,325     $ 565,842      $ 2,308,988     $ 1,453,990

Operating Expenses
  Cost of natural gas purchased, net                          684,997       346,713        1,712,539         887,889
  Operating, maintenance, cost of sales & other               102,791       128,127          253,640         272,448
  Depreciation and amortization (Note I)                       35,862        38,482           71,572          77,078
  Taxes other than income taxes                                28,002        25,257           62,638          54,593
  Early retirement and severance (Note D)                     -             -                 22,344        -
                                                        -------------- -------------  --------------- ---------------
                                                              851,652       538,579        2,122,733       1,292,008

Operating Income                                               39,673        27,263          186,255         161,982

Other Deductions
  Interest expense, net                                        34,537        37,093           70,707          76,855
  Dividend requirement on preferred
    securities of subsidiary trust (Note E)                       425       -                    425        -
  Other, net                                                    2,326         1,493            5,753           4,370
                                                        -------------- -------------  --------------- ---------------
                                                               37,288        38,586           76,885          81,225

Income(Loss) Before Income Taxes                                2,385      (11,323)          109,370          80,757
Provision for Income Taxes(Benefit) (Note B)                       50       (4,251)           45,838          35,833
                                                        -------------- -------------  --------------- ---------------
Income(Loss) Before Extraordinary Item                          2,335       (7,072)           63,532          44,924

  Extraordinary loss on early
   retirement of debt, less taxes (Note B)                    (4,455)       -                (4,733)            (52)
                                                        -------------- -------------  --------------- ---------------
Net Income(Loss)                                              (2,120)       (7,072)           58,799          44,872
  Preferred dividend requirement (Note E)                       1,647         1,950            3,597           3,900
                                                        -------------- -------------  --------------- ---------------
Balance Available to Common Stock                          $  (3,767)    $  (9,022)     $     55,202    $     40,972
                                                        ============== =============  =============== ===============

Per Share Data:
  Primary:
    Before extraordinary item                              $     0.01    $   (0.07)         $   0.48        $   0.33
    Extraordinary item, less taxes                             (0.04)       -                 (0.04)            0.00
                                                        -------------- -------------  --------------- ---------------
      Earnings per common share                                (0.03)        (0.07)             0.44            0.33
                                                        ============== =============  =============== ===============
  Fully Diluted:
    Before extraordinary item                                    0.01        (0.07)             0.47            0.33
    Extraordinary item, less taxes                             (0.04)       -                 (0.04)            0.00
                                                        -------------- -------------  --------------- ---------------
      Earnings per common share                            $   (0.03)    $   (0.07)         $   0.43        $   0.33
                                                        ============== =============  =============== ===============

Average Common Shares
  Outstanding (in thousands)
    Primary                                                   127,006       123,735          125,995         123,350
    Fully diluted                                             129,195       123,735          127,090         123,350
Cash Dividends per Common Share                              $   0.07      $   0.07         $   0.14        $   0.14


              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.


                       NorAm Energy Corp. and Subsidiaries
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                 Increase(Decrease) in Cash and Cash Equivalents
                            (in thousands of dollars)
                                   (unaudited)
                                                                                         Six Months
                                                                                        Ended June 30
                                                                             ------------------------------------
                                                                                  1996                1995

                                                                             ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $  58,799           $  44,872
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization                                                   71,572              77,078
      Early retirement and severance, less cash costs (Note D)                        12,941            -
      Deferred income taxes                                                           13,653               8,910
      Extraordinary loss, less taxes (Note B)                                          4,733                  52
      Other                                                                            1,762               1,563
  Changes in certain assets and liabilities, net of noncash transactions:
      Accounts and notes receivable, principally customer                             19,065             111,805
      Inventories                                                                      6,818              27,932
      Deferred gas costs                                                              14,729            (11,777)
      Other current assets                                                            10,656               9,447
      Accounts payable, principally trade                                           (68,041)            (53,642)
      Income taxes payable                                                            15,473              19,505
      Interest payable                                                               (4,542)               (220)
      General taxes                                                                 (13,083)            (13,899)
      Customers' deposits                                                            (1,179)               (606)
      Other current liabilities                                                          655             (1,112)
      Recoveries under gas contract disputes                                           8,000              18,600
                                                                             ----------------    ----------------
        Net cash provided by operating activities                                    152,011             238,508
                                                                             ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (62,100)            (72,200)
  Sale of Itron stock                                                               -                      1,441
  Other, net                                                                          11,643             (3,112)
                                                                             ----------------    ----------------
        Net cash used in investing activities                                       (50,457)            (73,871)
                                                                             ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term debt (Note B)                        (341,188)            (34,352)
  Public issuance of common stock (Note E)                                           108,963            -
  Public issuance of convertible preferred securities of subsidiary
    trust (Note E)                                                                   167,756            -
  Other interim debt repayments                                                     (10,000)            (47,000)
  Return of advance received under contingent sales agreement                       -                   (50,000)
  Issuance of common stock under Direct Stock Purchase Plan                            5,246               4,915
  Common and preferred stock dividends (Note E)                                     (21,361)            (21,185)
  Decrease in overdrafts                                                             (2,681)            (16,108)
                                                                             ----------------    ----------------
        Net cash used in financing activities                                       (93,265)           (163,730)
                                                                             ----------------    ----------------

Net increase in cash and cash equivalents                                              8,289                 907
      Cash and cash equivalents - beginning of period                                 13,311              17,632
                                                                             ----------------    ----------------

      Cash and cash equivalents - end of period                                    $  21,600           $  18,539
                                                                             ================    ================

                     For supplemental cash flow information,
                                  see Note C.

              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.

================================================================================
                       NorAm Energy Corp. and Subsidiaries
================================================================================
                   Notes to Consolidated Financial Statements
                                   (unaudited)



A. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals, except as explicitly described herein) necessary for a fair presentation of the results of operations for the periods presented have been included in the accompanying consolidated financial statements. Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results that will be achieved in an entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. In the accompanying consolidated financial statements, certain prior period amounts have been reclassified to conform to the current presentation. The Company recently announced that it had signed a definitive agreement which will result in the acquisition of the Company by Houston Industries, see Note L.

B. Following are components of and additional information concerning certain line items from the accompanying consolidated financial statements:

                                         Quarter Ended                Six Months Ended
Provision for Income                        June 30                        June 30
- --------------------
                                  ----------------------------- ------------------------------
  Taxes(Benefit)                       1996           1995          1996            1995
- ----------------
                                  --------------- ------------- --------------  --------------
                                                    (millions of dollars)
Federal
  Current                             $ (4.7)        $ (9.1)        $ 28.6         $ 22.8
  Deferred                               6.4            5.0           10.8            5.5
  Investment tax credit                 (0.2)          (0.1)          (0.3)          (0.3)
State
  Current                               (2.2)          (1.9)           3.9            4.4
  Deferred                               0.7            1.8            2.8            3.4
                                  =============== ============= ==============  ==============
                                       $ 0.0         $ (4.3)        $ 45.8         $ 35.8
                                  =============== ============= ==============  ==============

Retirements and Reacquisitions                                           Six Months Ended June 30
- ------------------------------
                                                                     ---------------------------------
  of Long Term Debt (1)                                                  1996                1995
- -----------------------
                                                                     --------------      -------------
                                                                          (millions of dollars)
Reacquisition of 9.875% Series due 2018                                   $   7.4   (2)     $    5.7   (2)
Reacquisition of 10% Debentures due 2019                                      -                 15.0   (2)
Retirement, at maturity, of Medium Term Notes,
  weighted average interest rate of approximately 9.27%                      70.0                -
Retirement of Bank Term Loan due 2000 (Note E)                              150.0                -
Retirement of 9.875% Series Due 2018 (Note E)                               109.1   (2)          -
Retirement, at maturity, of Note Payable to Gas Supplier                      -                 13.6
Loss on reacquisition of debt, less taxes                                     4.7                0.1
                                                                     ==============      =============
                                                                          $ 341.2            $  34.4
                                                                     ==============      =============

(1) In July 1996, the Company retired $23.8 million and $25.0 million of its Medium Term Notes bearing interest rates of 8.74% and 8.78%, respectively, representing the last of the Company's 1996 debt maturities.

(2) The premiums associated with these reacquisitions and retirements are reported in the accompanying Statement of Consolidated Income as "Extraordinary loss on early retirement of debt, less taxes", and are net of tax benefits of $3.0 million and $0.03 million for the six months ended June 30, 1996 and 1995, respectively.

C. In the accompanying consolidated financial statements, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information.

                                                      Six Months Ended June 30
                                                      -----------------------
                                                          1996        1995
                                                      ---------   -----------
                                                       (millions of dollars)
     Cash interest payments,                           $  75.3      $  75.2
       net of capitalized interest
     Net income tax payments                           $  14.9      $   8.7

     In June 1996, the Company exercised its right to exchange its $3.00 Preferred Stock Series A for its 6% Convertible Subordinated Debentures due 2012 in a non-cash transaction, see Note E.


D. During the first quarter of 1996, the Company instituted a reorganization plan affecting its NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and
     (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.11 per share after tax), which pre-tax amount is reported in the accompanying Statement of Consolidated Income as "Early retirement and severance".

E. During June 1996, the Company engaged in the following significant financing transactions:

          *The Company issued 11,500,000 shares of NorAm Energy Corp. Common Stock (the "Common Stock") to the public at a price of $9.875 per share, yielding net cash proceeds of approximately $109.0 million after deducting an underwriting discount of 4.05% and before deducting expenses estimated to total $0.1 million. The net proceeds from the offering principally were used to retire debt as described following.

          *The Company issued $177.8 million of 6.25% Convertible Subordinated Debentures due 2026 (unless extended by the Company as discussed following) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses expected to total approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. The net proceeds from these transactions principally were used to retire debt as described following.

                   The Trust Preferred, as more fully described in the offering documents, accrues a dividend equal to 6.25% of the $50 liquidation amount, payable quarterly in arrears. The ability of the Trust to pay distributions on the Trust Preferred is solely dependent on its receipt of interest payments on the Trust Debentures. The Company has the right to defer interest payments on the Trust Debentures as discussed following. In the case of such deferral, quarterly distributions on the Trust Preferred would be deferred by the Trust but would continue to accumulate quarterly and would accrue interest. Each share of Trust Preferred is convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred, subject to adjustment in certain circumstances. The Trust Preferred does not have a stated maturity date, although it is subject to mandatory redemption upon maturity of the Trust Debentures or to the extent that the Trust Debentures are redeemed. In general, holders of the Trust Preferred do not have any voting rights.

                   The Trust Debentures, as more fully described in the offering documents, bear interest at 6.25% and are redeemable for cash at the option of the Company, in whole or in part, from time to time on or after June 30, 2000, if and only if for 20 trading days within any period of 30 consecutive days, including the last trading day of such period, the current market price of the Common Stock equals or exceeds 125% of the then-applicable conversion price of the Trust Debentures, or at any time in certain circumstances upon the occurrence of a specified tax event. The Trust Debentures will mature on June 30, 2026, although the maturity date may be extended only once at the Company's election for up to an additional 19 years, provided certain requirements and conditions are met. Under existing law, interest payments made by the Company for the Trust Debentures are deductible for federal income tax purposes. The Company has the right at any time and from time to time to defer interest payments on the Trust Debentures for successive periods not to exceed 20 consecutive quarters for each such extension period. In such case, (1) quarterly distributions on the Trust Preferred would also be deferred as discussed preceding and (2) the Company has agreed not to declare or pay any dividend on any common or preferred stock, except in certain instances.

                   The Trust is consolidated with the Company for financial reporting purposes and, therefore, the Trust Debentures are eliminated in consolidation and the Trust Preferred appears on the Company's Consolidated Balance Sheet under the caption "Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp.". The dividend on the Trust Preferred is reported on a pre-tax basis in the accompanying Statement of Consolidated Income under the caption "Dividend requirement on preferred securities of subsidiary trust".

          *Utilizing, in large part, the proceeds from the offerings discussed preceding, the Company (1) retired the $109.1 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million or $0.03 per share after-tax) and (2) retired its $150 million bank term loan due 2000 at face value, see Note B.

          *The Company exercised its right to exchange the $130 million principal amount of its $3.00 Preferred Stock Series A (the "Preferred") for its 6% Convertible Subordinated Debentures due 2012 (the "Subordinated Debentures"). The holders of the Subordinated Debentures will receive interest quarterly at 6% and have the right at any time on or before the maturity date thereof to convert the Subordinated Debentures into Common Stock, initially at the conversion rate in effect for the Preferred at the date of the exchange, which conversion rate of approximately 1.7467 shares of the Common Stock for each $50 principal amount of the Subordinated Debentures is subject to adjustment should certain events occur. The Company is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures beginning on March 15, 1997 and on each succeeding March 15 to and including March 15, 2011. The Company (1) may credit against the sinking fund requirements (i) any Subordinated debentures redeemed by the Company and (ii) Subordinated Debentures which have been converted at the option of the holder and (2) may deliver outstanding Subordinated Debentures in satisfaction of the sinking fund requirements.

F. During April 1996, the Company announced that, together with its partners, it had submitted a Declaration of Interest to the Mexican Regulatory Commission to construct, own and operate a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in North Central Mexico. Chihuahua is the capital city of Mexico's largest state and, together with the surrounding geographic area, has a population of approximately 850,000 and includes expanding commercial and industrial development. The Company and its partners previously had announced the filing of a similar proposal with respect to the Mexico City Metropolitan Area. The Mexican regulatory process which governs these activities provides for, among other things, a competitive bidding process before any franchise is awarded, and Mexico City may be subdivided into several franchises to be awarded separately. For these reasons, among others, the Company cannot yet determine with respect to either project whether (1) bids will actually be solicited, (2) it will be the successful bidder on any project or (3) construction will ultimately be undertaken and completed.

G. Primary earnings per share is computed using the weighted average number of shares of Common Stock actually outstanding during each period presented. Outstanding options for purchase of Common Stock, the Company's only "common stock equivalent" as that term is defined in the authoritative accounting literature, have been excluded due to the immaterial number of such options which would be dilutive if exercised. Fully diluted earnings per share, in addition to the actual weighted average common shares outstanding, assumes the conversion, as of its issuance date of June 17, 1996, of the 3,450,000 shares of the Trust Preferred (see Note E) at a conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred (resulting in the assumed issuance of a total of 14,226,765 shares of Common Stock), and reflects the increase in earnings in each period from the cessation of the dividends on the Trust Preferred (net of the related tax benefit) which would result from such assumed conversion. For the quarter and six months ended June 30, 1996, this assumed earnings increase was approximately $0.4 million, net of a related tax benefit of approximately $0.2 million. The Company's 6% Convertible Subordinated Debentures due 2012 (see Note E) and the Company's $3.00 Series A Preferred Stock (prior to its exchange as described preceding), due to their exchange rates, are anti-dilutive and are therefore excluded from all earnings per share calculations. During the periods in which the Company's $3.00 Series A Preferred Stock was outstanding, all per share calculations are made using earnings after reduction for the preferred stock dividend requirement on such security.

H. As further discussed in the Company's 1995 Report on Form 10-K, under an August 1995 agreement (the "Receivable Sale Agreement"), the Company sells an undivided interest in a pool of accounts receivable with limited recourse. Total receivables sold under the Receivable Sale Agreement but not yet collected were approximately $138.1 million, $235.0 million and $151.9 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively, which amounts have been deducted from "Accounts and notes receivable, principally customer" in the accompanying Consolidated Balance Sheet and, at June 30, 1996, approximately $18.6 million of the Company's remaining receivables were collateral for receivables which had been sold.

I. Pursuant to a revised study of the useful lives of certain assets, in July 1995, the Company changed the depreciation rates associated with certain of its natural gas gathering and pipeline assets. The effect of this change was to reduce depreciation expense for the quarter and six months ended June 30, 1996 by approximately $2.7 million and $5.4 million, respectively, (approximately $1.6 million or $0.013/share and $3.2 million or $0.026/share after tax, respectively) from the amount which would have been recorded if the depreciation rates in effect during the first half of 1995 had been applied to these assets during 1996.

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

K. The Minnesota Public Utilities Commission (the "MPUC") decided in Minnegasco's 1993 rate case that (1) Minnegasco's unregulated appliance sales and service operations are required to pay the regulated natural gas distribution operations a fee for the use of Minnegasco's name, image and reputation and (2) a portion of the cost of responding to certain gas leak calls not be allowed in rates. Minnegasco appealed those decisions to the Minnesota Supreme Court (the "Court"). On June 13, 1996, the Court reversed the MPUC's decisions, finding in Minnegasco's favor.

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

L. On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined below). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII"). Consideration for the purchase of Company shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for the Company's common stock and equivalents and $1.4 billion of the Company's debt. For information regarding the Merger Agreement, see the Company's current report on Form 8-K dated August 11, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes certain non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The reader is directed to the Company's Report on Form 10-K for 1995 for (1) a more detailed discussion of the business units into which the Company currently has been segregated and the activities conducted by each such business unit, including (i) a reconciliation to the Company's previous business unit reporting structure and (ii) information concerning major customers and (2) a discussion of the Company's significant accounting policies. The Company recently announced that it had signed a definitive agreement which will result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries Incorporated, see "Recent Developments" following.

                               Recent Developments

Merger with Houston Industries Incorporated

         On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined below). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII"). Consideration for the purchase of Company shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for the Company's common stock and equivalents and $1.4 billion of the Company's debt. For information regarding the merger, see the Company's current report on Form 8-K dated August 11, 1996.

Securities Ratings

         Largely in response to the Company's recent financing activities, on May 15, June 10 and July 1, 1996, respectively, Duff & Phelps Credit Rating Co., Standard and Poor's Corp. and Moody's Investors Services upgraded the rating on the Company's senior unsecured debt to BBB-, BBB- and Baa3, respectively, the minimum ratings considered to be "investment grade", see "Net Cash Flows from Financing Activities" elsewhere herein.

Dividend Declaration

         On July 10, 1996, the Company's Board of Directors declared dividends of $0.07 per share on common stock, payable September 13 to owners of record on August 26, 1996. The Company's $3.00 Preferred Stock, Series A is no longer outstanding, see "Net Cash Flows from Financing Activities" elsewhere herein.

                               Regulatory Matters

         In June 1996, the Minnesota Public Utilities Commission (the "MPUC") issued its order in Minnegasco's August 1995 rate case. The MPUC granted an annual increase of $12.9 million as compared to the requested increase of $24.3 million. Interim rates reflecting an increase of $17.8 million had been put into effect in October 1995 subject to refund. As a part of its decision, the MPUC granted Minnegasco full recovery of its ongoing net environmental costs through the use of a true-up mechanism whereby any amounts collected in rates which differ from actual costs incurred will be deferred for recovery or refund in the next rate case. Minnegasco has requested reconsideration on several issues. Among them are (1) a request to give effect, in this rate case, to the Minnesota Supreme Court's (the "Court") recent rulings (an annual impact of $2.0 million) and (2) a request to deduct from any interim rate refund the additional amount that Minnegasco would have realized from its 1993 rate case, had the Court's rulings been in effect at that time (an impact of $1.4 million), see "Legal Proceedings" elsewhere herein. The Company currently expects that refunds ultimately made, if any, will not be materially in excess of existing accruals.

         On May 31, 1996, Mississippi River Transmission Corporation ("MRT") received authorization from the Federal Regulatory Commission (the "FERC") in Docket No. CP95-376 to abandon by transfer to NorAm Field Services ("NFS") certain certificated natural gas gathering facilities. In March 1996, MRT filed with the FERC in Docket No. CP96-268 seeking authorization to spindown the remainder of its gathering facilities to NFS. MRT currently expects a FERC order in August 1996.

         In April 1996, the FERC approved NorAm Gas Transmission Company's ("NGT") previously filed request for negotiated rates, providing enhanced rate flexibility on the NGT system. Pursuant to a new policy statement (under Docket No. RM96-7-000) issued by the FERC in January 1996, NGT and its shippers may now negotiate a rate for service more consistent with actual market conditions, which rates may exceed the maximum cost-based rate set forth in NGT's filed tariff and/or deviate from the current FERC-mandated rate design. NGT has negotiated certain "market-sensitive" transactions which allow shippers' rates to be based on various factors such as gas price differentials between the west and east side of the NGT system. As a result, there is the potential that, in some instances, NGT will charge and collect a negotiated rate which exceeds NGT's then-current maximum tariff rate. NGT made a compliance filing on May 28, 1996 which was rejected without prejudice by the FERC on June 26. NGT made its second compliance filing on July 11 and is awaiting a final FERC order.

         In April 1996, MRT submitted a general rate increase filing to the FERC applicable to its unbundled transportation and storage services. MRT has requested a rate increase of $14.7 million to cover increased costs and an increased rate of return. This proceeding is in the discovery phase and MRT is attempting to reach a settlement with its customers.

         In April 1996, the Minnesota Public Utilities Commission voted to approve Minnegasco's Performance-Based Gas Purchasing Plan (the "PBR"), effective from September 1, 1995 to June 30, 1998. To the extent that Minnegasco's actual purchased gas cost is either significantly higher or lower than specified benchmarks, the PBR will require that Minnegasco and its customers share in the savings or additional cost, resulting in a maximum reward or penalty of up to 2% of annual gas cost (e.g. $7 million using Minnegasco's 1995 gas cost) for Minnegasco during any year.

                  Material Changes in the Results of Operations

         The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As reported in the Company's 1995 Report on Form 10-K, however, the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes may occur. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions (see "Regulatory Matters" elsewhere herein and in the Company's 1995 Report on Form 10-K), competition and, below the operating income line, by (1) the level of borrowings and interest rates thereon and (2) income tax expense, see "NON-OPERATING INCOME AND EXPENSE" elsewhere herein. Following are detailed discussions of material changes in the results of operations by business unit:

                                              Quarter Ended June 30                          Six Months Ended June 30
                                   ---------------------------------------------  -----------------------------------------------
                                                                  Increase                                        Increase
Operating Income(Loss)                1996        1995           (Decrease)         1996            1995         (Decrease)
- ----------------------
                                   ------------ ----------   -------------------  ----------     ----------- --------------------
(dollars in millions)                                              ($/%)                                            ($/%)
  Natural Gas Distribution           $   5.0     $   4.2        $0.8 / 19.0%       $ 127.4  (1)    $  96.9      $30.5 / 31.5%
  Interstate Pipelines (2)              29.6        19.9        9.7 / 48.7%           60.4  (1)       50.9       9.5 / 18.7%
  Wholesale Energy Marketing            (0.2)       (1.4)       1.2 / 85.7%            9.0             2.4      6.6 / 275.0%
  Natural Gas Gathering (2)              3.4         2.1        1.3 / 61.9%            6.1             3.9       2.2 / 56.4%
  Retail Energy Marketing                7.9         5.2        2.7 / 51.9%           17.0            11.3       5.7 / 50.4%
  Corporate and Other (3)               (6.1)       (2.7)     (3.4) / (125.9)%       (11.4)           (3.4)   (8.0) / (235.3)%
                                   ------------ ----------                        ----------     -----------
                                        39.6        27.3        12.3 / 45.1%         208.5           162.0      46.5 / 28.7%
  Early Retirement and
     Severance (4)                       -           -              - / -            (22.3)            -        (22.3) / N/A
                                   ------------ ----------                        ----------     -----------
    Consolidated                     $  39.6     $  27.3       $12.3 / 45.1%       $ 186.2         $ 162.0      $24.2 / 14.9%
                                   ============ ==========                        ==========     ===========

(1)  Before expenses for early retirement and severance, see (4) following.
(2) Includes the impact of a change in depreciation rates, see the individual discussions of the results of operations for these business units following.
(3) Includes approximately $3.6 million and $7.2 million of goodwill amortization in each quarter and six-month period presented, respectively.
(4) During the first quarter of 1996, the Company recorded non-recurring charges in "Natural Gas Distribution" and "Interstate Pipelines" associated with staffing reductions, see the individual discussions of the results of operations for these business units elsewhere herein.

NATURAL GAS DISTRIBUTION

         The Company's natural gas distribution business is conducted by its Entex, Minnegasco and Arkla Divisions, collectively referred to herein as "Distribution" or "Natural Gas Distribution". Certain issues exist with respect to environmental matters, see "Contingencies" elsewhere herein.

         During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as a result of the reorganization of certain functions, resulting in a total non-recurring pre-tax charge of approximately $5.8 million, which amount is included under the caption "Early retirement and severance" in the accompanying Statement of Consolidated Income and in the following table. The Company currently expects that a substantial portion of this expense will be offset during 1996 by the associated cost savings.

                                                 Quarter Ended June 30                         Six Months Ended June 30
                                      ---------------------------------------------   --------------------------------------------
FINANCIAL RESULTS                                                    Increase                                       Increase
- -----------------
(dollars in millions)                    1996         1995          (Decrease)           1996         1995         (Decrease)
                                      -----------  -----------  -------------------   ------------ ----------- -------------------
                                                                      ($/%)                                          ($/%)
Natural gas sales                       $ 335.4      $ 284.3      $51.1 / 18.0%         $1,137.9    $ 903.2      $234.7 / 26.0%
Transportation revenue                      3.3          3.7     (0.4) / (10.8)%             9.8        9.6        0.2 / 2.1%
Other revenue                               6.1          5.5       0.6 / 10.9%              13.3       12.3        1.0 / 8.1%
                                      -----------  -----------                        ------------ -----------
  Total operating revenues                344.8        293.5       51.3 / 17.5%          1,161.0      925.1      235.9 / 25.5%
Purchased gas cost
  Unaffiliated                            171.9        132.8       39.1 / 29.4%            563.9      418.7      145.2 / 34.7%
  Affiliated                               26.7         23.3       3.4 / 14.6%             176.0      135.1       40.9 / 30.3%
Operations and maintenance                 94.5         89.2        5.3 / 5.9%             194.2      181.0       13.2 / 7.3%
Depreciation and amortization              23.6         22.5        1.1 / 4.9%              47.1       44.9        2.2 / 4.9%
Other operating expenses                   23.1         21.5        1.6 / 7.4%              52.4       48.5        3.9 / 8.0%
                                      -----------  -----------                        ------------ -----------
                                            5.0          4.2       0.8 / 19.0%             127.4       96.9       30.5 / 31.5%
Early retirement and severance              -            -            - / -                  5.8        -          5.8 / N/A
                                      -----------  -----------                        ------------ -----------
    Operating income                     $  5.0       $  4.2      $ 0.8 / 19.0%          $ 121.6     $ 96.9      $ 24.7 / 25.5%
                                      ===========  ===========                        ============ ===========


OPERATING STATISTICS
(billions of cubic feet)                                             (Bcf/%)                                        (Bcf/%)
Residential sales                         26.7          25.6        1.1 / 4.3%           122.4        106.0       16.4 / 15.5%
Commercial sales                          22.6          21.0        1.6 / 7.6%            76.8         68.2       8.6 / 12.6%
Industrial sales                          13.5          12.5        1.0 / 8.0%            28.1         25.7        2.4 / 9.3%
Transportation                             9.7          10.6      (0.9) / (8.5)%          23.0         25.1      (2.1) / (8.4)%
                                      -----------  -----------                        ------------ -----------
  Total throughput                        72.5          69.7        2.8 / 4.0%           250.3        225.0       25.3 / 11.2%
                                      ===========  ===========                        ============ ===========


DEGREE DAYS                             1996         1995        Normal                 1996        1995       Normal
                                     ------------ -----------  -----------           -----------  ----------  ---------
Arkla                                        180         167          144                 1,925       1,632      1,857
Entex                                         72          38           51                 1,064         816        887
Minnegasco                                 1,037         947          771                 5,313       4,567      4,675

Quarter Comparison

         Distribution operating income increased from $4.2 million in the second quarter of 1995 to $5.0 million in the second quarter of 1996, an increase of $0.8 million (19.0%). This increased operating income reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing approximately 97% of Distribution's total operating revenues in each quarter presented, increased from $284.3 million in the second quarter of 1995 to $335.4 million in the second quarter of 1996, an increase of $51.1 million (18.0%). This increase, approximately $33.3 million (65.2%) of which is attributable to an increase in the average sales price and approximately $17.8 million (34.8%) of which is attributable to increased volume, is principally due to (1) an increase in the average cost of gas (a component of the sales price) as discussed following, (2) colder weather; 1,289 total degree days in the second quarter of 1996 vs. 1,152 in the second quarter of 1995, an increase of 137 degree days (11.9%) which was largely responsible for increases of 1.1 Bcf (4.3%) and 1.6 Bcf (7.6%) in residential and commercial sales volumes, respectively, and (3) rate increases obtained in certain jurisdictions, see "Regulatory Matters" elsewhere herein and in the Company's 1995 Report on Form 10-K.

         "Purchased gas cost" increased from $156.1 million in the second quarter of 1995 to $198.6 million in the second quarter of 1996, an increase of $42.5 million (27.2%), approximately $32.7 million (76.9%) of which is attributable to an increase in the average cost of purchased gas and approximately $9.8 million (23.1%) of which is attributable to increased volume. The increased volume was principally due to the colder 1996 weather and the related increase in residential and commercial sales volumes as discussed preceding, while the increase in the weighted average cost of gas from approximately $2.64 per Mcf in the second quarter of 1995 to approximately $3.16 per Mcf in the second quarter of 1996, an increase of approximately $0.52 per Mcf (19.7%), principally was reflective of an overall increase in the market price of gas.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $128.2 million in the second quarter of 1995 to $136.8 million in the second quarter of 1996, an increase of $8.6 million (6.7%). This increase was principally due to (1) the largely weather-related 3.7 Bcf (6.3%) increase in total sales volume representing $8.0 million (93.0%) of the increase and (2) a 0.4% increase in the average sales margin, representing $0.6 million (7.0%) of the increase, largely due to regulatory relief, each as discussed preceding.

         Operating expenses, exclusive of purchased gas cost and the 1996 charge for early retirement and severance, increased from $133.2 million in the second quarter of 1995 to $141.2 million in the second quarter of 1996, an increase of $8.0 million (6.0%), principally due to (1) increased environmental costs (which, as discussed in the Company's 1995 Report on Form 10-K and in "Regulatory Matters" elsewhere herein, are substantially being recovered through the regulatory process), (2) increased bad debt provisions largely resulting from weather-related increases in customer bills and (3) increased depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets as described in the Company's 1995 Report on Form 10-K.

Year-to-Date Comparison

         Distribution operating income increased from $96.9 million in the first six months of 1995 to $127.4 million (before the 1996 charge for early retirement and severance as discussed preceding) in the first six months of 1996, an increase of $30.5 million (31.5%). This increased operating income reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing approximately 98% of Distribution's total operating revenues in each six-month period presented, increased from $903.2 million in the first six months of 1995 to $1,137.9 million in the first six months of 1996, an increase of $234.7 million (26.0%). This increase, approximately $123.8 million (52.7%) of which is attributable to increased 1996 volume and approximately $110.9 million (47.3%) of which is attributable to an increase in the 1996 average sales price, is principally due to (1) colder weather; 8,302 total degree days in the first six months of 1996 vs. 7,015 in the first six months of 1995, an increase of 1,287 degree days (18.3%) which was largely responsible for increases of 16.4 Bcf (15.5%) and 8.6 Bcf (12.6%) in residential and commercial sales volumes, respectively, (2) rate increases obtained in certain jurisdictions, see "Regulatory Matters" elsewhere herein and in the Company's 1995 Report on Form 10-K and (3) an increase in the average cost of gas (a component of the sales price) as discussed following.

         "Purchased gas cost" increased from $553.8 million in the first six months of 1995 to $739.9 million in the first six months of 1996, an increase of $186.1 million (33.6%), approximately $110.2 million (59.2%) of which is attributable to an increase in the average cost of purchased gas and approximately $75.9 million (40.8%) of which is attributable to increased volume. The increased volume was principally due to the colder weather and the related increase in residential and commercial sales volumes as discussed preceding, while the increase in the weighted average cost of gas from approximately $2.77 per Mcf in the first six months of 1995 to approximately $3.26 per Mcf in the first six months of 1996, an increase of approximately $0.49 per Mcf (17.7%), principally was reflective of an overall increase in the market price of gas.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $349.4 million in the first six months of 1995 to $398.0 million in the first six months of 1996, an increase of $48.6 million (13.9%). This increase was principally due to the largely weather-related 13.7% increase in total sales volume as discussed preceding.

         Operating expenses, exclusive of purchased gas cost and the 1996 charge for early retirement and severance, increased from $274.4 million in the first six months of 1995 to $293.7 million in the first six months of 1996, an increase of $19.3 million (7.0%), principally due to (1) increased environmental costs (which, as discussed in the Company's 1995 Report on Form 10-K and in "Regulatory Matters" elsewhere herein, are substantially being recovered through the regulatory process), (2) increased bad debt provisions largely resulting from weather-related increases in customer bills and (3) increased depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets as described in the Company's 1995 Report on Form 10-K.

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

         During the first quarter of 1996, the Company instituted a reorganization plan (the "Plan") affecting NGT and MRT. The Plan, which included the reorganization of a number of departments and the redesign of a number of processes, is intended to allow Pipeline to operate more efficiently, thus improving its ability to compete in its market areas. Approximately 275 positions were eliminated pursuant to the Plan, resulting in a non-recurring pre-tax charge of approximately $16.5 million, included in the accompanying Statement of Consolidated Income and in the following table under the caption "Early retirement and severance." The Company currently expects that a substantial portion of this expense will be offset during 1996 by the associated cost savings.

                                                  Quarter Ended June 30                        Six Months Ended June 30
                                       --------------------------------------------   -------------------------------------------
FINANCIAL RESULTS                                                    Increase                                      Increase
- -----------------
(dollars in millions)                     1996        1995          (Decrease)           1996        1995         (Decrease)
                                       ----------- -----------  -------------------   ----------- -----------  ------------------
                                                                      ($/%)                                          ($/%)
Natural gas sales
  Sales to Distribution                  $ 18.0       $ 13.4      $ 4.6 / 34.3%         $ 45.0      $ 31.4       $13.6 / 43.3%
  Sales for resale and other                2.5          8.3     (5.8) / (69.9)%           8.2        14.5      (6.3) / (43.4)%
                                       ----------- -----------                        ----------- -----------
    Total gas sales revenue                20.5         21.7      (1.2) / (5.5)%          53.2        45.9        7.3 / 15.9%
Transportation revenue
  Distribution                             23.9         21.8        2.1 / 9.6%            49.1        44.6        4.5 / 10.1%
  Unaffiliated                             40.4         36.1       4.3 / 11.9%            80.3        73.8        6.5 / 8.8%
                                       ----------- -----------                        ----------- -----------
    Total transportation revenue           64.3         57.9       6.4 / 11.1%           129.4       118.4        11.0 / 9.3%
                                       ----------- -----------                        ----------- -----------
    Total operating revenues               84.8         79.6        5.2 / 6.5%           182.6       164.3       18.3 / 11.1%
Purchased gas cost                         18.3         21.7     (3.4) / (15.7)%          45.7        38.5        7.2 / 18.7%
Operations and maintenance
   expense                                 12.0         14.3     (2.3) / (16.1)%          26.9        27.4      (0.5) / (1.8)%
Depreciation and amortization               7.5          9.2     (1.7) / (18.5)%          15.1        18.5      (3.4) / (18.4)%
General, administrative and other          17.4         14.5        2.9 / 20.0            34.5        29.0        5.5 / 19.0%
                                       ----------- -----------                        ----------- -----------
                                           29.6         19.9       9.7 / 48.7%            60.4        50.9        9.5 / 18.7%
Early retirement and severance              -            -            - / -               16.5         -          16.5 / N/A
                                       ----------- -----------                        ----------- -----------
    Operating income                     $ 29.6       $ 19.9       $ 9.7 /48.7%         $ 43.9      $ 50.9     $(7.0) / (13.8)%
                                       =========== ===========                        =========== ===========


OPERATING STATISTICS
(millions of MMBtu)                                                (millions of                                  (millions of
Natural gas sales                                                    MMBtu/%)                                      MMBtu/%)
  Sales to Distribution                     7.2          7.1        0.1 / 1.4%            16.9        14.1        2.8 / 19.9%
  Sales for resale and other                0.6          6.7     (6.1) / (91.0)%           3.4        12.6      (9.2) / (73.0)%
                                       ----------- -----------                        ----------- -----------
  Total sales                               7.8         13.8     (6.0) / (43.5)%          20.3        26.7      (6.4) / (24.0)%
                                       ----------- -----------                        ----------- -----------
Transportation
  Distribution                             18.3         17.8        0.5 / 2.8%            67.0        59.3        7.7 / 13.0%
  Other                                   193.7        202.7      (9.0) / (4.4)%         448.8       429.6        19.2 / 4.5%
                                       ----------- -----------                        ----------- -----------
    Total transportation                  212.0        220.5      (8.5) / (3.9)%         515.8       488.9        26.9 / 5.5%
    Elimination (1)                        (7.3)       (12.1)      4.8 / 39.7%           (19.1)      (24.4)       5.3 / 21.7%
                                       ----------- -----------                        ----------- -----------
  Total throughput                        212.5        222.2      (9.7) / (4.4)%         517.0       491.2        25.8 / 5.3%
                                       =========== ===========                        =========== ===========

(1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Pipeline and are therefore included in the above volumetric data in both categories. No elimination is made for volumes of 47.4 million MMBtu, 48.4 million MMBtu, 108.1 million MMBtu and 100.0 million MMBtu in the quarters ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, respectively, which were transported on both the NGT and MRT systems.

Quarter Comparison

         Interstate Pipeline operating income for the second quarter of 1996 was $29.6 million, an increase of $9.7 million (48.7%) from the second quarter of 1995. This increase reflected increased operating revenues and decreased operating expenses as discussed following.

         "Total gas sales revenue" decreased from $21.7 million in the second quarter of 1995 to $20.5 million in the second quarter of 1996, a decrease of $1.2 million (5.5%). This net decrease was composed of a $9.4 million decrease attributable to reduced 1996 sales volume, partially offset by an $8.2 million increase attributable to a higher 1996 average sales price, each as discussed following. "Sales to Distribution" for the second quarter of 1996 increased by $4.6 million (34.3%) from the corresponding quarter of 1995, principally due to increased 1996 natural gas prices which affect the total sales rate as discussed following. "Sales for resale and other" decreased by $5.8 million (69.9%) primarily due to a 6.1 million MMBtu (91.0%) decrease in second-quarter 1996 sales volumes, principally due to the 1996 sale of certain volumes by other
NorAm business units, which volumes were sold by Pipeline during 1995. The higher 1996 average sales rates were principally due to increased second-quarter 1996 average purchased gas cost as discussed following, which increased by approximately $0.77 per MMBtu (49.2%) over the second quarter of 1995. These higher gas costs, in general, increase the commodity component of the overall sales price (and purchased gas cost), thus increasing total revenues without necessarily increasing total margins.

         "Total transportation revenue" increased by $6.4 million (11.1%) from the second quarter of 1995 to the second quarter of 1996, while transportation volumes decreased by 8.5 million MMBtu (3.9%). These increased transportation revenues are primarily attributable to the positive impact of NGT's recent rate case which became effective in February 1995 (see "Regulatory Matters" elsewhere herein and in the Company's 1995 Report on Form 10-K), combined with an increase in the price spreads between gas sourced in the Gulf Coast compared with Mid-Continent gas supplies. When prices of Gulf Coast gas increase significantly over Mid-Continent gas (Pipeline's principal supply area), the competitive pressure on Pipeline's transportation rates are reduced. During the second quarter of 1996, there was an average $0.27 per MMBtu Mid-Continent/Gulf Coast price differential (the "differential"), compared to an average differential of only $0.15 per MMBtu during the second quarter of 1995. The decrease in transportation volumes tends to have a less than proportionate impact on transportation revenues because, under the "straight-fixed-variable" rate design currently applicable to Pipeline, a relatively small portion of the overall transportation rate varies directly with the volume actually transported. During the second quarter of 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk, associated with certain of Pipeline's transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

         "Purchased gas cost" decreased from $21.7 million in the second quarter of 1995 to $18.3 million in the second quarter of 1996, a decrease of $3.4 million (15.7%). This net decrease was composed of a $9.4 million decrease attributable to reduced 1996 sales volume, partially offset by an increase of $6.0 million attributable to an increase of $0.77 per MMBtu in the 1996 average purchased gas cost. The increase of $0.77 per MMBtu (49.2%) in the average cost of purchased gas during 1996 was principally due to a general increase in the market price of natural gas and, to a lesser extent, to a $2.5 million favorable adjustment to purchased gas cost in the second quarter of 1995.

         The gross margin on sales ("Total gas sales revenue" minus "Purchased gas cost") increased from essentially zero in the second quarter of 1995 to $2.2 million in the second quarter of 1996. This improvement, which occurred despite the decrease in total sales volume as discussed preceding, was attributable to a higher 1996 average sales margin resulting from (1) a decrease in the average cost of gas purchased under certain non-market-sensitive contracts and (2) a favorable variance associated with system management activities.

         "Operations and maintenance expense" decreased from $14.3 million in the second quarter of 1995 to $12.0 million in the second quarter of 1996, a decrease of $2.3 million (16.1%). Approximately $0.7 million of this decrease is due to a reduction in third-party transportation expense, with the remainder of the favorable variance attributable to cost reductions associated with the reorganization plan implemented in the first quarter of 1996, see the discussion preceding. These favorable variances were partially offset by a reduction in the amount of labor capitalized during 1996 due to lower capital expenditures, as well as a change in policy which has resulted in increased use of contract personnel in place of Company personnel for certain capital projects. "Depreciation and amortization" decreased by $1.7 million (18.5%) from the second quarter of 1995 to the second quarter of 1996, substantially all of which was attributable to a July 1995 change in the depreciation rate associated with certain Pipeline assets, see Note I of the accompanying Notes to Consolidated Financial Statements. "General, administrative and other" increased by approximately $2.9 million (20.0%) from the second quarter of 1995 to the second quarter of 1996 principally due to increases of (1) $0.4 million in taxes other than income taxes, (2) $0.5 million in allocated costs from Corporate and (3) $2.1 million in general and administrative expenses. The $2.1 million increase in general and administrative expenses is principally due to (1) an increase in relocation and consulting expenses during 1996 related to the Pipeline reorganization plan and (2) a non-recurring $1.2 million 1995 favorable adjustment to medical expenses.

Year-to-Date Comparison

         Interstate Pipeline operating income for the first six months of 1996 was $60.4 million (before the charge for early retirement and severance as discussed preceding), an increase of $9.5 million (18.7%) from the first six months of 1995. This increase reflected both increased operating revenues and increased operating expenses as discussed following.

         "Total gas sales revenue" increased from $45.9 million in the first six months of 1995 to $53.2 million in the first six months of 1996, an increase of $7.3 million (15.9%). This net increase was composed of an $18.3 million increase attributable to a higher 1996 average sales price, partially offset by an $11.0 million decrease attributable to reduced 1996 sales volume, each as discussed following. "Sales to Distribution" for the first six months of 1996 increased by $13.6 million (43.3%) over the corresponding period of 1995. Approximately $9.0 million of this increase was attributable to increased sales revenues during the first quarter of 1996, with $6.9 million attributable to increased volume, principally due to increased demand resulting from the relatively colder first-quarter weather in Distribution's service areas, and the balance due to an increase in the average sales price. The remainder of the favorable variance was principally due to an increase in the average sales price during the second quarter of 1996 relative to the second quarter of 1995 (volumes were essentially static). The higher 1996 average sales rates were principally due to increased average purchased gas cost as discussed following, which increased by approximately $0.81 per MMBtu (56.1%) during the first six months of 1996 in comparison to the corresponding period of 1995. These higher gas costs, in general, increase the commodity component of the overall sales price (and purchased gas cost), thus increasing total revenues without necessarily increasing total margins. "Sales for resale and other" decreased by $6.3 million (43.4%) primarily due to a 9.2 million MMBtu (73.0%) decrease in sales volumes during the first six months of 1996, principally due to the 1996 sale of certain volumes by other NorAm business units, which volumes were sold by Pipeline during 1995.

         "Total transportation revenue" increased by $11.0 million (9.3%) from the first six months of 1995 to the first six months of 1996, approximately $6.5 million of which is attributable to increased transportation volumes (which increased by 26.9 million MMBtu or 5.5%). The balance of the increase is attributable to an increase in the 1996 average transportation rate, principally reflecting the positive impact of NGT's recent rate case which became effective in February 1995 (see "Regulatory Matters" elsewhere herein and in the Company's 1995 Report on Form 10-K), combined with an increase in the 1996 average price spreads between gas sourced in the Gulf Coast compared with Mid-Continent gas supplies, see "Quarter Comparison" preceding. The increase in transportation volumes tends to have a less than proportionate impact on transportation revenues as discussed preceding. During the first six months of 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk, associated with certain of Pipeline's transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

         "Purchased gas cost" increased from $38.5 million in the first six months of 1995 to $45.7 million in the first six months of 1996, an increase of $7.2 million (18.7%). This net increase was composed of a $16.4 million increase attributable to the increase of $0.81 per MMBtu in 1996 average purchased gas cost as discussed preceding, partially offset by a decrease of $9.2 million attributable to a decrease in the volume of gas purchased. The increase of $0.81 per MMBtu (56.1%) in the average cost of purchased gas during 1996 was principally due to a general increase in the market price of natural gas and, to a lesser extent, to a $2.5 million favorable adjustment to purchased gas cost in 1995.

         The gross margin on sales ("Total gas sales revenue" minus "Purchased gas cost") increased by $0.1 million (1.4%) from the first six months of 1995 to the first six months of 1996. A favorable variance of $1.9 million attributable to an increase in the average margin on gas sales during 1996 was largely offset by a decrease of $1.8 million attributable to the decreased 1996 sales volume.

         "Operations and maintenance expense" decreased from $27.4 million in the first six months of 1995 to $26.9 million in the first six months of 1996, a decrease of $0.5 million (1.8%) principally due to cost savings associated with the Pipeline reorganization as discussed preceding, partially offset by a reduction in capitalized cost associated with lower 1996 capital expenditures and a change in policy which has resulted in the use of contract personnel rather than Company personnel on certain capital projects. "Depreciation and amortization" decreased by $3.4 million (18.4%) from the first six months of
1995 to the first six months of 1996, substantially all of which was attributable to a July 1995 change in the depreciation rate associated with certain Pipeline assets, see Note I of the accompanying Notes to Consolidated Financial Statements. "General, administrative and other" increased by approximately $5.5 million (19.0%) from the first six months of 1995 to the first six months of 1996. Approximately $1.0 million of this increase is due to higher taxes other than income taxes (principally property). The remainder of the increase is due to a number of factors including (1) increased consulting and relocation cost associated with the Pipeline reorganization plan as discussed preceding, (2) a non-recurring favorable adjustment to medical expenses in the second quarter of 1995, (3) reduced 1996 levels of capitalization of general and administrative costs and (4) a change in the method of recording payments collected for and submitted to the Gas Research Institute (the "GRI"). During 1996, these payments, which previously did not affect individual line items, result in both expense and revenue in equal amounts. Partially offsetting these negative variances were 1996 general and administrative cost savings associated with the Pipeline reorganization plan.

WHOLESALE ENERGY MARKETING

         The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NorAm Energy Services, Inc., together with certain affiliates, collectively referred to herein as "NES" or "Wholesale Energy Marketing". During the second quarter of 1996, NES opened regional offices in Boulder, Colorado; Williamsburg, Virginia and Midland, Michigan to facilitate its plans for nationwide marketing of energy services. NES had previously announced the opening of its Miami, Florida and St. Louis, Missouri offices, and further expansion is expected. The nature of natural gas marketing is such that contractual disputes arise, see "Contingencies" elsewhere herein.

                                                Quarter Ended June 30                        Six Months Ended June 30
                                    ----------------------------------------------  --------------------------------------------
FINANCIAL AND                                                      Increase                                      Increase
OPERATING RESULTS                      1996        1995           (Decrease)          1996        1995          (Decrease)
- -----------------
                                    ----------- -----------  ---------------------  ----------  ----------  --------------------
(dollars in millions)                                               ($/%)                                          ($/%)
Natural gas sales
  Unaffiliated sales                 $ 392.8      $ 157.4      $235.4 / 149.6%       $ 802.6     $ 293.8      $508.8 / 173.2%
  Sales to Distribution                 11.5         10.0        1.5 / 15.0%            54.4        32.9       21.5 / 65.3%
  Sales to Pipeline                     17.1         18.0       (0.9) / (5.0)%          37.4        26.0       11.4 / 43.8%
  Other affiliated sales                 4.8          8.5      (3.7) / (43.5)%           8.9        11.6      (2.7) / (23.3)%
                                    ----------- -----------                         ----------  ----------
    Total gas sales revenue            426.2        193.9       232.3 / 119.8%         903.3       364.3      539.0 / 148.0%
Electricity sales                        6.3          1.7        4.6 / 270.6%           10.7         1.8       8.9 / 494.4%
Other operating revenues                (0.1)         0.1      (0.2) / (200.0)%          -           0.3     (0.3) / (100.0)%
                                    ----------- -----------                         ----------  ----------
  Total operating revenues             432.4        195.7       236.7 / 121.0%         914.0       366.4      547.6 / 149.5%
Purchased gas costs
  Unaffiliated                         402.8        166.7       236.1 / 141.6%         829.2       309.4      519.8 / 168.0%
  Affiliated                             9.5         15.9      (6.4) / (40.3)%          30.0        26.3        3.7 / 14.1%
Transportation and storage
   expense                              11.0         10.8         0.2 / 1.9%            29.5        22.5        7.0 / 31.1%
Electricity purchases and
   transmission costs                    5.8          1.7        4.1 / 241.2%            9.9         1.8       8.1 / 450.0%
                                    ----------- -----------                         ----------  ----------
    Operating margin                     3.3          0.6        2.7 / 450.0%           15.4         6.4       9.0 / 140.6%
General and administrative               3.5          2.0        1.5 / 75.0%             6.4         4.0        2.4 / 60.0%
                                    ----------- -----------                         ----------  ----------
    Operating income                $   (0.2)    $   (1.4)       $1.2 / 85.7%        $   9.0     $   2.4       $6.6 / 275.0%
                                    =========== ===========                         ==========  ==========
                                                                   (Bcf/%)                                        (Bcf/%)
Natural gas sales volume (Bcf)         195.3        106.5        88.8 / 83.4%          397.2       212.2       185.0 / 87.2%
                                                                  ($/Mcf/%)                                      ($/Mcf/%)
Average sales margin ($/Mcf)          $0.015       $0.005       $0.01 / 200.0%        $0.037      $0.029       $0.008 / 27.6%

Quarter Comparison

         The operating loss for NES in the second quarter of 1996 was $(0.2) million, an improvement of $1.2 million from the $(1.4) million operating loss in the second quarter of 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

         "Total gas sales revenue" increased from $193.9 million in the second quarter of 1995 to $426.2 million in the second quarter of 1996, an increase of $232.3 million (119.8%). Approximately $161.7 million (69.6%) of this increase was attributable to increased volume and approximately $70.6 million (30.4%) was attributable to an increase in the average sales price. The increase of 88.8 Bcf (83.4%) in 1996 sales volume was principally due to the continuing expansion of NES's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed preceding, NES continues to accelerate its efforts to become a nationwide marketing company with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors. The increase of $0.362 per Mcf (19.9%) in the average sales price of natural gas in the second quarter of 1996 was principally due to a general increase in the market price of natural gas, principally due to colder than normal weather early in the year and concerns about the level of gas in storage inventories. This increased demand caused both an increase in natural gas prices (a component of the overall sales rate) and a divergence in pipeline basin differentials.

         Total purchased gas costs were $412.3 million in the second quarter of 1996, an increase of $229.7 million (125.8%) from the corresponding quarter of 1995. This total increase was composed of (1) a $152.3 million increase attributable to the increased 1996 sales volumes as discussed preceding and (2) a $77.4 million increase attributable to a $0.397 per Mcf increase in the average cost of purchased gas, reflecting the increased second-quarter 1996 market price of natural gas as discussed preceding. "Transportation and storage expense" increased from $10.8 million in the second quarter of 1995 to $11.0 million in the second quarter of 1996, an increase of $0.2 million (1.9%), principally representing expenditures made in support of the increased 1996 sales volume as discussed preceding. In addition, the transportation and storage expense per unit of sales declined by approximately 44.5% during the second quarter of 1996 due to decreased use of firm transportation arrangements. "Electricity sales" and "Electricity purchases and transmission costs" of $6.3 million and $5.8 million, respectively, in the second quarter of 1996 represented significant increases over the amounts for the corresponding quarter of 1995, as NES's power marketing group was initially established and staffed during the first quarter of 1995.

         The operating margin for the second quarter of 1996 was $3.3 million, an increase of $2.7 million (450.0%) over the second quarter of 1995. The margin on gas sales was $2.9 million, an increase of $2.4 million (480.0%) over the second quarter of 1995. Of this total increase, $0.4 million (16.7%) was attributable to the increased 1996 sales volume as discussed preceding and $2.0 million (83.3%) was attributable to a $0.010 per Mcf increase in the 1996 average margin per unit of sales, principally due to the enhanced marketing efforts, increased demand, divergence in basin differentials during 1996 and decreased 1996 per unit transportation and storage costs, each as discussed preceding.

         The increase of $1.5 million (75.0%) in "General and administrative" from the second quarter of 1995 to the second quarter of 1996 was principally due to costs associated with staffing increases made in support of the increased sales and marketing efforts as described preceding.

Year-to-Date Comparison

         Operating income for NES in the first six months of 1996 was $9.0 million, an increase of $6.6 million from the $2.4 million earned in the first six months of 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

         "Total gas sales revenue" increased from $364.3 million in the first six months of 1995 to $903.3 million in the first six months of 1996, an increase of $539.0 million (148.0%). Approximately $317.6 million (58.9%) of this increase was attributable to increased volume and approximately $221.4 million (41.1%) was attributable to an increase in the average sales price. The increase of 185.0 Bcf (87.2%) in 1996 gas sales volume was principally due to the continuing expansion of NES's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed preceding, NES continues to accelerate its efforts to become a nationwide marketing company with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors. The increase of $0.557 per Mcf (32.5%) in the average sales price of natural gas in the first six months of 1996 was principally due to a colder than normal winter heating season, particularly in the Mid-Continent and Northeast, which both increased demand for natural gas supplies for heating and caused above normal storage withdrawals in comparison to the first six months of 1995. This increased demand caused both an increase in natural gas prices (a component of the overall sales rate) and a divergence in pipeline basin differentials.

         Total purchased gas costs were $859.2 million in the first six months of 1996, an increase of $523.5 million (155.9%) over the corresponding period of 1995. This total increase was composed of (1) a $292.7 million increase attributable to the increased 1996 gas sales volumes as discussed preceding and
(2) a $230.8 million increase attributable to a $0.581 per Mcf increase in the average cost of purchased gas, reflecting the increased 1996 market price of natural gas as discussed preceding. "Transportation and storage expense" increased from $22.5 million in the first six months of 1995 to $29.5 million in the first six months of 1996, an increase of $7.0 million (31.1%), principally representing expenditures made in support of the increased 1996 gas sales volume as discussed preceding, which more than offset a decrease in the 1996 transportation and storage expense per unit of sales due to decreased usage of firm transportation arrangements. "Electricity sales" and "Electricity purchases and transmission costs" of $10.7 million and $9.9 million, respectively, in the first six months of 1996 represented significant increases over the amounts for the corresponding period of 1995, as NES's power marketing group was initially established and staffed during early 1995.

         The operating margin for the first six months of 1996 was $15.4 million, an increase of $9.0 million (140.6%) from the first six months of 1995. The margin on gas sales was $14.6 million, an increase of $8.5 million (139.3%) from the first six months of 1995. Of this total increase, $5.3 million (62.6%) was attributable to the increased 1996 sales volume as discussed preceding and $3.2 million (37.4%) was attributable to a $0.008 per Mcf increase in the 1996 average margin per unit of sales, principally due to the enhanced marketing efforts, increased demand, divergence in basin differentials during 1996 and the decreased 1996 transportation and storage expense per unit of sales, each as discussed preceding.

         The increase of $2.4 million (60.0%) in "General and administrative" from the first six months of 1995 to the first six months of 1996 was principally due to costs associated with staffing increases made in support of the increased sales and marketing efforts as described preceding.

         As further discussed in the Company's 1995 Report on Form 10-K, the Company's earnings from its gas supply, marketing, gathering and transportation activities are subject to variability based on fluctuations in both the price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate this financial risk both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company, generally through NES, routinely enters into natural gas swaps, futures contracts and options (collectively, "derivatives"). None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that these positions be offset by positions in physical transactions or in other derivatives. In general, therefore, gains and losses resulting from the Company's risk management activities are offset by changes in value associated with the items being hedged or are reimbursed by the customers who request this service.

Natural Gas Swaps (1)
(volumes in Bcf's, dollars in millions)
                                Volume
                    ----------------------------------       Estimated
                     Fixed Price        Fixed Price          Mkt. Value
                        Payor             Receiver         Gain (Loss) (2)
                    ---------------    ---------------    ------------------
June 30, 1996             205.5              151.7               $   7.3
December 31, 1995         235.7              214.3                  (2.3)
June 30, 1995              73.6               89.6               $  (0.2)



Natural Gas Futures (3)
(volumes in Bcf's, dollars in millions)
                       Purchased              Sold
                  -------------------  ---------------------     Estimated
                            Notional              Notional       Mkt. Value
                   Volume   Amount (4)  Volume    Amount (4)    Gain(Loss) (2)
                  --------- ---------   -------  -----------    --------------


June 30, 1996        20.9    $  52.8       26.9     $  57.7       $   0.8
December 31, 1995    15.1       29.6        8.2        18.9           3.3
June 30, 1995        21.9    $  39.5       12.6     $  23.1       $  (1.8)


(1) The financial impact of these swaps was to increase(decrease) earnings by $1.0 million, $(0.7) million and $(6.8) million during 1995 and the quarter and six months ended June 30, 1996, respectively. For the quarter and six months ended June 30, 1995, the financial impact was to increase(decrease) earnings by $(0.3) million and $0.7 million, respectively.
(2) Represents the amount which would have been realized upon termination of the relevant derivative as of the date indicated. As more fully discussed in the Company's 1995 Annual Report on Form 10-K, in the case of swaps associated with certain agreements pursuant to which the Company has committed to supply gas to a distribution affiliate through April 1999, no earnings impact is expected due to the existing accruals. Swaps associated with these commitments and included in the above totals had fair market values of $4.1 million, $(1.0) million and $(12.5) million at June 30, 1996, December 31, 1995 and June 30, 1995,
         respectively.
(3) The financial impact of these futures was to increase(decrease) earnings by $(4.1) million, $2.4 million and $(2.9) million during 1995 and the quarter and six months ended June 30, 1996, respectively. For the quarter and six months ended June 30, 1995, the financial impact was to decrease earnings by $(0.4) million and $(1.4) million, respectively.
 (4) The term "Notional Amount" refers to the contract unit price times the contract volume and is intended to be indicative of the Company's level of activity in these derivatives. In general, however, the amounts at risk are significantly smaller because, as discussed preceding, changes in the market value of these derivatives are offset by changes in the value associated with the underlying physical transactions or in other derivatives.

         At June 30, 1996, the Company held options covering the purchase of 2.8 Bcf of gas, principally in conjunction with the commitment to supply gas to a distribution affiliate as discussed preceding. The majority of these options, due to their nature and term, have no readily available market value and the market value of the remainder is immaterial.

NATURAL GAS GATHERING

         The Company's natural gas gathering business, including related liquids extraction and marketing activities, is conducted by NorAm Field Services Corp. together with certain affiliates, collectively referred to herein as "NFS" or "Natural Gas Gathering".

                                               Quarter Ended June 30                        Six Months Ended June 30
                                    ---------------------------------------------   ------------------------------------------
FINANCIAL AND                                                      Increase                                     Increase
OPERATING RESULTS                      1996         1995          (Decrease)           1996        1995        (Decrease)
- -----------------
                                    -----------  -----------  -------------------   ----------- ----------- ------------------
(dollars in millions)                                               ($/%)                                         ($/%)
Gathering revenue                      $ 6.2         $ 6.6     $(0.4) / (6.1)%        $ 12.5      $ 13.1     $(0.6) / (4.6)%
Natural gas sales                       19.0           5.4      13.6 / 251.9%           28.0         9.9      18.1 / 182.8%
Products extraction                      2.0           2.3     (0.3) / (13.0)%           4.2         4.6     (0.4) / (8.7)%
Other operating revenue                  0.8           0.3       0.5 / 166.7%            1.4         0.6      0.8 / 133.3%
                                    -----------  -----------                        ----------- -----------
  Total operating revenues              28.0          14.6       13.4 / 91.8%           46.1        28.2      17.9 / 63.5%
                                    -----------  -----------                        ----------- -----------
Gas purchased, net                      18.6           5.2      13.4 / 257.7%           27.5         9.4      18.1 / 192.6%
Cost of sales                            1.1           1.2      (0.1) / (8.3)%           2.3         2.4     (0.1) / (4.2)%
Operation and maintenance                2.7           3.1     (0.4) / (12.9)%           6.0         6.6     (0.6) / (9.1)%
Administrative expense                   1.2           1.1        0.1 / 9.1%             2.4         2.1       0.3 / 14.3%
Depreciation                             0.6           1.5     (0.9) / (60.0)%           1.1         3.1     (2.0) / (64.5)%
Taxes other than income                  0.4           0.4          - / -                0.7         0.7          - / -
                                    -----------  -----------                        ----------- -----------
  Operating income                     $ 3.4         $ 2.1       $1.3 / 61.9%          $ 6.1       $ 3.9      $2.2 / 56.4%
                                    ===========  ===========                        =========== ===========
                                                                   (Bcf/%)                                       (Bcf/%)
Total throughput (Bcf)                  56.2          60.3      (4.1) / (6.8)%         112.0       119.0     (7.0) / (5.9)%
Margin/unit of throughput                                         ($/Mcf/%)                                     ($/Mcf/%)
($/Mcf)                               $0.148        $0.136       $0.012 / 8.8%        $0.146      $0.138      $0.008 / 5.8%
Number of receipt points               3,074         2,931        143 / 4.9%           3,097       2,940       157 / 5.3%

Quarter Comparison

         Operating income for NFS in the second quarter of 1996 was $3.4 million, an increase of $1.3 million (61.9%) from the $2.1 million earned in the second quarter of 1995. This increase is principally attributable to reductions in depreciation and other expenses and to a small increase in margin, each as discussed following.

         During the second quarter of 1996, NFS experienced, as expected, certain low-margin volume losses to competitors, as well as curtailments due to well allowables and capacity constraints on downstream pipelines. These factors, together with normal depletion-related declines in deliverability, resulted in reduced throughput when compared with the second quarter of 1995. Continued delays in certain facility transfers (affecting approximately 4 Bcf of throughput) and delayed drilling activity proximate to NFS's systems also adversely affected throughput. While these factors are largely beyond its control, NFS seeks to maximize its throughput through an aggressive program to attract additional volumes by offering competitive pricing and additional value-added services.

         Despite the impact of the throughput decline as described proceeding, total operating revenues increased by $13.4 million (91.8%) from the second quarter of 1995 to the second quarter of 1996. This increase in operating revenues was due to an increase in NFS's marketing activities and was substantially offset by an increase in purchased gas cost, with virtually no impact on margin.

         The gross margin ("Total operating revenues" less "Gas purchased, net" and "Cost of sales") increased from $8.2 million in the second quarter of 1995 to $8.3 million in the second quarter of 1996, an increase of $0.1 million (1.2%). This net increase included a reduction of $0.6 million attributable to the decline in throughput as discussed preceding, but was more than offset by a $0.7 million improvement attributable to an increase in the average margin per unit of throughput. This increase in average margin per unit of throughput was principally due to (1) the negotiation of more favorable gathering rates on new connects and (2) the provision of new services.

         Pursuant to a review of the natural gas reserves connected and proximate to NFS's gathering systems, in July 1995, NFS reduced the depreciation rates associated with certain of its assets. This decrease in depreciation rates was responsible for substantially all of the $0.9 million (60.0%) decrease in second-quarter 1996 depreciation expense in comparison to the second quarter of 1995, see Note I of the accompanying Notes to Consolidated Financial Statements.

Year-to-Date Comparison

         Operating income for NFS in the first six months of 1996 was $6.1 million, an increase of $2.2 million (56.4%) from the $3.9 million earned in the first six months of 1995. This increase is principally attributable to reductions in depreciation and other expenses, partially offset by a small decrease in margin, each as discussed following.

         During the first six months of 1996, NFS experienced producer shut-ins, well freeze-offs and, as expected, certain low-margin volume losses to competitors and curtailments due to well allowables and capacity constraints on downstream pipelines. These factors, together with normal depletion-related declines in deliverability, resulted in reduced throughput when compared with the first six months of 1995. Continued delays in certain facility transfers (affecting approximately 4 Bcf of throughput) and delayed drilling activity proximate to NFS's systems also adversely affected throughput. While these factors are largely beyond its control, NFS seeks to maximize its throughput through an aggressive program to attract additional volumes by offering competitive pricing and additional value-added services.

         Despite the impact of the throughput decline as described proceeding, total operating revenues increased by $17.9 million (63.5%) from the first six months of 1995 to the first six months of 1996. This increase in operating revenues was due to an increase in NFS's marketing activities and was substantially offset by an increase in purchased gas cost, with virtually no impact on margin.

         The gross margin ("Total operating revenues" less "Gas purchased, net" and "Cost of sales") decreased from $16.4 million in the first six months of 1995 to $16.3 million in the first six months of 1996, a decrease of $0.1 million (0.6%). This net decrease included a reduction of $1.0 million attributable to the decline in throughput as discussed preceding, but was substantially offset by a $0.9 million improvement attributable to an increase in the average margin per unit of throughput. This increase in average margin per unit of throughput was principally due to (1) the negotiation of more favorable gathering rates on new connects and (2) the provision of new services.

         Pursuant to a review of the natural gas reserves connected and proximate to NFS's gathering systems, in July 1995, NFS reduced the depreciation rates associated with certain of its assets. This decrease in depreciation rates was responsible for substantially all of the $2.0 million (64.5%) decrease in depreciation expense during the first six months of 1996 in comparison to the corresponding period of 1995, see Note I of the accompanying Notes to Consolidated Financial Statements.

RETAIL ENERGY MARKETING

         The Company's marketing of natural gas and related services to certain commercial and industrial customers, including those located behind the
"unbundled city gate" of local gas distribution companies, is principally carried out by NorAm Energy Management and certain affiliated companies (collectively, "NEM"). The nature of natural gas marketing activities is such that contractual disputes arise, see "Contingencies" elsewhere herein. NEM's results of operations as presented following also include the Company's home care service activities, including (1) appliance sales and service, (2) home security services and (3) resale of long distance telephone service, the latter two of which businesses are essentially in a "start-up" mode.

                                                Quarter Ended June 30                      Six Months Ended June 30
                                     --------------------------------------------  ------------------------------------------
FINANCIAL AND                                                      Increase                                    Increase
OPERATING RESULTS                       1996        1995          (Decrease)          1996        1995        (Decrease)
- -----------------
                                     ----------- -----------  -------------------  ----------- ----------- ------------------
(dollars in millions)                                               ($/%)                                        ($/%)
Natural gas sales                      $121.5       $ 74.9      $46.6 / 62.2%        $233.5      $148.2      $85.3 / 57.6%
Transportation                            0.8          0.8          - / -               2.0         1.9       0.1 / 5.3%
Other, principally Home
  Care Services                          12.3         10.4       1.9 / 18.3%           23.8        20.4       3.4 / 16.7%
                                     ----------- -----------                       ----------- -----------
    Total operating revenues            134.6         86.1       48.5 / 56.3%         259.3       170.5      88.8 / 52.1%
                                     ----------- -----------                       ----------- -----------
Purchased gas costs                     113.3         68.7       44.6 / 64.9%         214.8       134.2      80.6 / 60.1%
Operations, maintenance, cost
  of sales and other, principally
  Home Care Services                     11.2         10.6        0.6 / 5.7%           23.1        21.7       1.4 / 6.5%
General and administrative                1.4          0.7       0.7 / 100.0%           2.7         1.6       1.1 / 68.8%
Depreciation and amortization             0.4          0.5     (0.1) / (20.0)%          0.9         1.0     (0.1) / (10.0)%
Taxes other than income                   0.4          0.4          - / -               0.8         0.7       0.1 / 14.3%
                                     ----------- -----------                       ----------- -----------
  Operating income                    $   7.9      $   5.2      $ 2.7 / 51.9%       $  17.0     $  11.3      $ 5.7 / 50.4%
                                     =========== ===========                       =========== ===========
                                                                   (Bcf/%)                                      (Bcf/%)
Natural gas sales (Bcf)                  51.2         43.0       8.2 / 19.1%           97.8        86.1      11.7 / 13.6%
Transportation volume (Bcf)               6.2          5.5       0.7 / 12.7%           14.7        13.3       1.4 / 10.5%
                                                                  ($/Mcf/%)                                    ($/Mcf/%)
Average sales margin ($/Mcf)           $0.160      $0.144       $0.016 / 11.1%       $0.191      $0.163     $0.028 / 17.2%

Quarter Comparison

         Operating income for NEM increased from $5.2 million in the second quarter of 1995 to $7.9 million in the second quarter of 1996, an increase of $2.7 million (51.9%). Approximately $1.4 million of this increase was attributable to improved results from Home Care Services, principally due to increased margin from appliance sales and service due to factors discussed under "Year-to-Date Comparison" following. The balance of the overall NEM increase was attributable to natural gas marketing activities, reflecting both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales" increased from $74.9 million in the second quarter of 1995 to $121.5 million in the second quarter of 1996, an increase of $46.6 million (62.2%). Approximately $32.3 million (69.3%) of this increase was attributable to an increase in the average sales price and approximately $14.3 million (30.7%) of the increase was attributable to increased sales volumes. The increase of $0.63 per Mcf (36.2%) in the average sales price was principally due to (1) an increase of $0.62 per Mcf in the average cost of purchased gas in 1996 (a component of the sales rate) and (2) an increase in the average sales margin as discussed following. The increase of 8.2 Bcf (19.1%) in second-quarter 1996 sales volumes was principally due to a non-recurring increase attributable to a change in the method of billing and reporting sales volumes, with the remainder of the increase due to increased marketing efforts by an expanded staff to industrial users along the Texas and Louisiana Gulf Coast.

         "Purchased gas costs" increased from $68.7 million in the second quarter of 1995 to $113.3 million in the second quarter of 1996, an increase of $44.6 million (64.9%). This increase was principally due to the increase in the average cost of gas and the increased sales volume as discussed preceding, which were responsible for $31.5 million (70.6%) and $13.1 million (29.4%), respectively, of the total increase.

         The average sales margin increased from $0.144 per Mcf in the second quarter of 1995 to $0.160 per Mcf in the second quarter of 1996, an increase of $0.016 per Mcf (11.1%), principally due to increased demand during the second quarter of 1996, resulting in decreased availability of pipeline capacity at various locations. This decreased availability of gas resulted in the payment of significant premiums by some customers in certain circumstances in order to avoid interruption of supply.

         The increase of $0.6 million (5.7%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from the second quarter of 1995 to the second quarter of 1996 was principally due to increased costs of appliance sales and to increases in miscellaneous expenses not associated with home care service activities. The increase of $0.7 million (100.0%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased sales as discussed preceding.

Year-to-Date Comparison

         Operating income for NEM increased from $11.3 million in the first six months of 1995 to $17.0 million in the first six months of 1996, an increase of $5.7 million (50.4%). Approximately $2.2 million of this increase was attributable to improved results from Home Care Services, principally due to increased margin from appliance sales and service. The increased appliance sales and service margin was principally due to (1) an increase in contracts and options and a basic contract price increase effective the beginning of 1996 and
(2) an increase in technician productivity. The balance of the overall NEM increase was attributable to natural gas marketing activities, reflecting both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales" increased from $148.2 million in the first six months of 1995 to $233.5 million in the first six months of 1996, an increase of $85.3 million (57.6%). Approximately $65.2 million (76.4%) of this increase was attributable to an increase in the average sales price and approximately $20.1 million (23.6%) of the increase was attributable to increased sales volumes. The increase of $0.67 per Mcf (38.7%) in the average sales price was principally due to (1) an increase of $0.64 per Mcf in the average cost of purchased gas in 1996 (a component of the sales rate) and (2) an increase in the average sales margin as discussed following. The increase of 11.7 Bcf (13.6%) in sales volumes during the first six months of 1996 was principally due to (1) a change in the method of billing and reporting sales volumes as discussed preceding, (2) increased marketing efforts by an expanded staff and (3) increased industrial sales. During the first quarter of 1996, the weather-related increase in demand for firm supplies of gas created opportunities to serve customers outside NEM's traditional service area who were unable to obtain supplies under their usual arrangements.

         "Purchased gas costs" increased from $134.2 million in the first six months of 1995 to $214.8 million in the first six months of 1996, an increase of $80.6 million (60.1%). This increase was principally due to the increase in the average cost of gas and the increased sales volume as discussed preceding, which were responsible for $62.4 million (77.4%) and $18.2 million (22.6%), respectively, of the total increase.

         The average sales margin increased from $0.163 per Mcf in the first six months of 1995 to $0.191 per Mcf in the first six months of 1996, an increase of $0.028 per Mcf (17.2%), principally due to the relatively colder 1996 weather and resulting decreased availability of pipeline capacity at various locations. This decreased availability of gas resulted in the payment of significant premiums by some customers in certain circumstances in order to avoid interruption of supply.

         The increase of $1.4 million (6.5%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from the first six months of 1995 to the first six months of 1996 was principally due to increased appliance service expenses for consulting fees and vehicle leases, and to increases in miscellaneous expenses not associated with home care service activities. The increase of $1.1 million (68.8%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased sales as discussed preceding.

CORPORATE AND OTHER

Quarter Comparison

         The $3.4 million increase in the operating loss for Corporate & Other from $(2.7) million in the second quarter of 1995 to $(6.1) million in the second quarter of 1996 was principally due to (1) an increase in 1996 general and administrative expenses, principally due to (i) business development activities and (ii) a decrease in the 1996 consolidation adjustment related to pension costs, (2) the first quarter 1995 operating income associated with a forward oil sale which terminated during 1995 and (3) increased 1996 expenses for international activities.

Year-to-Date Comparison

         The $8.0 million increase in the operating loss for Corporate & Other from $(3.4) million in the first six months of 1995 to $(11.4) million in the first six months of 1996, was principally due to (1) an increase in 1996 general and administrative expenses, principally due to increased business development activities and a decrease in the 1996 consolidation adjustment related to pension costs, (2) the 1995 operating income associated with a forward oil sale agreement which terminated in mid-1995 and (3) increased 1996 expenditures for international activities. These unfavorable impacts were partially offset by a decrease in 1996 depreciation expense, principally due to the 1995 transfer of certain Corporate assets to Distribution.

         During April 1996, the Company announced that, together with its partners, it had submitted a Declaration of Interest to the Mexican Regulatory Commission to construct, own and operate a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in North Central Mexico. Chihuahua is the capital city of Mexico's largest state and, together with the surrounding geographic area, has a population of approximately 850,000 and includes expanding commercial and industrial development. The Company and its partners previously had announced the filing of a similar proposal with respect to the Mexico City Metropolitan Area. The Mexican regulatory process which governs these activities provides for, among other things, a competitive bidding process before any franchise is awarded, and Mexico City may be subdivided into several franchises to be awarded separately. For these reasons, among others, the Company cannot yet determine with respect to either project whether (1) bids will actually be solicited, (2) it will be the successful bidder on any project or (3) construction will ultimately be undertaken and completed.

NON-OPERATING INCOME AND EXPENSE

         Net income(loss) for the quarter and six months ended June 30, 1996 was $(2.1) million and $58.8 million, respectively, increases of approximately $4.9 million (69.0%) and $13.9 million (31.0%), respectively, from the corresponding periods of 1995 while, as discussed preceding, operating income increased by $12.3 million (45.1%) and $24.2 million (14.9%) during the same periods. The components of these increases of $7.4 million and $10.3 million in net expense below the operating income line were as follows:

                                            Quarter Ended June 30                          Six Months Ended June 30
                                 ---------------------------------------------    -------------------------------------------
                                                                Increase                                       Increase
                                    1996         1995          (Decrease)            1996        1995         (Decrease)
                                 -----------  -----------  -------------------    ----------- ----------- -------------------
(dollars in millions)                                            ($/%)                                          ($/%)
Interest expense, net              $ 34.5        $ 37.1     $(2.6) / (7.0)%   (1)   $ 70.7      $ 76.8     $(6.1) / (7.9)% (1)
Dividend requirement on
  preferred securities of
  subsidiary trust (2)                0.4           -          0.4 / N/A               0.4         -          0.4 / N/A
Other, net                            2.3           1.5       0.8 / 53.3%              5.7         4.4       1.3 / 29.5%
Provision for income
  taxes(benefit)                      0.0          (4.3)       4.3 / 100%     (3)     45.8        35.8       10.0 / 27.9%  (3)
Extraordinary losses (4)              4.5           -          4.5 / N/A               4.7         0.0        4.7 / N/A
                                 ===========  ===========                         =========== ===========
                                   $ 41.7        $ 34.3       $7.4 / 21.6%          $127.3      $117.0       $10.3 / 8.8%
                                 ===========  ===========                         =========== ===========

(1) For the quarter ended June 30, approximately $1.9 million (74.9%) of the favorable variance was due to a decrease in the average level of debt and approximately $0.7 million (25.1%) was due to a decrease in the average interest rate. For the six months ended June 30, approximately $3.3 million (53.5%) of the favorable variance was due to a decrease in the average level of debt and approximately $2.8 million (46.5%) was due to a decrease in the average interest rate. Both the reduced level of debt and the reduction in interest rates during these periods were due, in part, to the Company's financing activities designed to lower its overall cost of debt and increase its financial flexibility. The Company has engaged in some recent financing transactions which will affect non-operating income and expense in future periods, see "Net Cash Flows from Financing Activities" elsewhere herein and the Company's 1995 Report on Form 10-K.

(2)      See "Net Cash Flows from Financing Activities" elsewhere herein.

(3) For the quarter ended June 30, reflects an increase of $5.1 million attributable to an increase in pre-tax income, partially offset by a decrease of $0.8 million attributable to a decrease in the 1996 interim effective tax rate. For the six months ended June 30, reflects an increase of $12.7 million attributable to an increase in pre-tax income, partially offset by a decrease of $2.7 million attributable to a decrease of approximately 2.5% in the 1996 interim effective tax rate.

(4)      See  Note B  of  the  accompanying  Notes  to  Consolidated   Financial
         Statements.

                         Liquidity and Capital Resources

         The table below illustrates the sources of the Company's invested capital during the last four years and at June 30, 1996 and 1995 (see also "Receivable Sales Facility" elsewhere herein). The Company has engaged in several recent significant financing transactions, see "Net Cash Flows from Financing Activities" elsewhere herein.

                                       June 30                                December 31,
                              -------------------------   ----------------------------------------------------

INVESTED CAPITAL                 1996         1995           1995         1994          1993         1992
- ----------------
                              ------------ ------------   -----------  ------------  ------------ ------------
                                                           (millions of dollars)
Long-Term Debt                   $1,107.0     $1,323.7      $1,474.9      $1,414.4      $1,629.4     $1,783.1
Trust Preferred (1)                 167.7            -             -             -             -            -
Common Equity (2)                   787.9        630.8         637.3         587.4         578.0        582.9
Preferred Stock (3)                     -        130.0         130.0         130.0         130.0        130.0
                              ------------ ------------   -----------  ------------  ------------ ------------
Total Capitalization              2,062.6      2,084.5       2,242.2       2,131.8       2,337.4      2,496.0
Short-Term Debt                     280.3        284.0         128.8         274.6         192.4        120.0
                              ------------ ------------   -----------  ------------  ------------ ------------
Total Invested Capital           $2,342.9     $2,368.5      $2,371.0      $2,406.4      $2,529.8     $2,616.0
                              ============ ============   ===========  ============  ============ ============

Total Capitalization:
  Long-Term Debt                    53.7%        63.5%         65.8%         66.3%         69.7%        71.4%
  Trust Preferred (1)                8.1%            -             -             -             -            -
  Common Equity                     38.2%        30.3%         28.4%         27.6%         24.7%        23.4%
  Preferred Stock                       -         6.2%          5.8%          6.1%          5.6%         5.2%
Total Invested Capital:
  Senior Debt (4)                   53.7%        67.9%         67.6%         70.2%         72.0%        72.7%
  Total Debt:
    W/O Receivables Sold (5)        59.2%        67.9%         67.6%         70.2%         72.0%        72.7%
    With Receivables Sold (5)       61.5%        69.8%         70.6%         72.4%         74.3%        74.8%

     (1) Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp., see "Net Cash Flows from Financing Activities" elsewhere herein.

     (2) Includes unrealized gains on investment, net of tax of $10.2 million, $13.2 million, $15.3 million and $2.6 million at June 30, 1996 and 1995 and December 31, 1995 and 1994, respectively.

     (3) Exchanged for convertible subordinated debentures in June 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.

     (4)  Excludes  the  $130.0   million  of  the   Company's  6%   Convertible
          Subordinated Debentures due 2012 outstanding at June 30, 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.

     (5) See "Receivable Sales Facility" under "Net Cash Flows From Operating Activities" elsewhere herein.

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

Net Cash Flows from Operating Activities

         "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows (the "Cash Flow Statement") decreased from $238.5 million in the first six months of 1995 to $152.0 million in the first six months of 1996. This decrease of $86.5 million (36.3%), approximately $71.6 million (82.8%) of which occurred during the first quarter of 1996, was principally due to:

         *An increase of $107.1 million in 1996 cash used for the net of accounts receivable and accounts payable, approximately $56.0 million of which is due to the Company's decreased use of its receivable sales facility during 1996, see "Receivable Sales Facility" following. The remainder of the increase is principally due to increased 1996 sales revenues (particularly in gas marketing activities) and the related buildup of accounts receivable.

         *Decreases totaling $26.3 million (64.1%) in 1996 cash provided by certain miscellaneous working capital items, approximately $21.1 million (80.2%) of which is attributable to decreased cash provided from inventories. The decreased 1996 cash provided by inventories was principally due to the relatively lower December 31, 1995 balance of gas in underground storage due to the late-1995 storage withdrawals due to colder weather.

         *A decrease of $10.6 million in 1996 cash recoveries under gas contract disputes as the underlying agreements continue to "unwind".

These unfavorable impacts were partially offset by:

         *An increase of $26.5 million in 1996 cash provided by recovery of deferred gas costs, principally due to the relatively higher December 31, 1995 balance in deferred gas costs.

         *An increase of $31.0 million in 1996 income before non-cash charges and credits, see "Material Changes in the Results of Operations" elsewhere herein.

         As further described in the Company's 1995 Report on Form 10-K, under an August 1995 agreement, the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse and subject to a floating interest rate provision. Following is selected information concerning the utilization of this facility.

                                                     Quarter Ended                      Six Months Ended
Receivable Sales Facility                               June 30                              June 30
- ----------------------------------------     ------------------------------    ------------------------------------
                                                 1996             1995               1996                1995
                                             -------------    -------------    -----------------    ---------------
                                                                     (millions of dollars)
Net cash outflows                              $  (55.2)         $ (15.3)             $ (96.9)          $ (40.9)
Pre-tax loss on sale                               (1.8)            (2.3)                (4.8)             (5.1)
Average receivables sold (1)                   $  125.9          $ 126.1              $ 159.8           $ 147.4
Weighted average rate (2)                          5.32%            6.08%                5.47%             6.08%

                                                        June 30
                                             ------------------------------      December 31
                                                 1996             1995               1995
                                             -------------    -------------    -----------------
                                                           (millions of dollars)
Receivables sold and uncollected               $ 138.1         $ 151.9              $ 235.0
Collateral for receivables sold                $  18.6         $  38.9              $  35.0

(1)      Based on week-end balances.
(2) Exclusive of a facility fee payable on the full commitment of $235 million, which fee was 60 basis points through August 21, 1995, declined to 40 basis points through March 1, 1996 and currently is 30 basis points. The rate in effect at June 30, 1996 (exclusive of the facility fee) was 5.40%.

Net Cash Flows from Investing Activities

     The Company's capital expenditures by business unit for the six months ended June 30, 1996 and 1995 were as follows:

                                          Six Months Ended
                                               June 30
                            ----------------------------------------------
                                                           Increase
                               1996        1995           (Decrease)
                            ----------- -----------  ---------------------
                            (millions of dollars)           ($/%)
Natural Gas Distribution      $ 48.2       $ 54.5      $(6.3) / (11.6)%
Interstate Pipelines             8.0         15.4      (7.4) / (48.1)%
Wholesale Energy Marketing       -            -             - / -
Natural Gas Gathering            4.7          2.1        2.6 / 123.8%
Retail Energy Marketing          0.8          -           0.8 / N/A
Corporate and Other              0.4          0.2        0.2 / 100.0%
                            ----------- -----------
                              $ 62.1       $ 72.2     $(10.1) / (14.0)%
                            =========== ===========

         Capital expenditures decreased from $72.2 million in the first six months of 1995 to $62.1 million in the first six months of 1996, a decrease of $10.1 million (14.0%), as decreases in spending by Distribution and Pipeline were partially offset by increased spending in Natural Gas Gathering. The decreased 1996 spending in Pipeline is principally due to the application of more restrictive and comprehensive economic analysis to proposed capital projects and to the delay of certain projects to coincide with demand for increased capacity. The decrease from 1995 to 1996 in Distribution was principally due to (1) decreased 1996 expenditures at Minnegasco for distribution mains, reflecting (i) the late construction start due to cold weather and (ii) higher system expansion costs in 1995, (2) decreased 1996 capital spending at Entex for system replacements and general plant and (3) decreased 1996 capital spending at Arkla for system extensions and replacements. These favorable variances were partially offset by increased 1996 spending in Natural Gas Gathering, principally due to the purchase of field compression equipment which formerly had been leased. The Company's capital expenditures for the full year 1996 are currently budgeted at approximately $184.3 million, exclusive of expenditures for international projects (which are expected to average approximately $25 million per year for the next 3-5 years). The Company expects that its capital spending needs will be met with cash provided by operations and, if necessary, by incremental borrowing.

         During the first quarter of 1995, the Company sold 80,000 shares of the Common Stock of Itron, Inc., yielding cash proceeds of approximately $1.4 million. As further discussed in the Company's 1995 Report on Form 10-K, the Company currently owns approximately 1.5 million of such shares.

Net Cash Flows from Financing Activities

         As further discussed in the Company's 1995 Report on Form 10-K, the Company's principal sources of short-term liquidity are (1) its December 1995 unsecured Credit Agreement (the "Facility") with Citibank, N.A., as Agent and a group of eighteen other commercial banks which provides a $400 million commitment  to  the  Company  through  December  11,  1998,  (2)  the  Company's receivable sales program, see "Net Cash Flows from Operating Activities" elsewhere herein and, to a lesser extent, (3) informal bank lines of credit. Following is selected information concerning the Company's short-term borrowings.



                                              Quarter Ended                       Six Months Ended
Short-Term Borrowings                            June 30                              June 30
- ---------------------
                                      -------------------------------    -----------------------------------
                                          1996             1995                1996               1995
                                      --------------   --------------    -----------------    --------------
                                                              (dollars in millions)
Weighted average amount borrowed (1)     $  0.0           $  27.2               $  10.0          $  57.0
Maximum amount borrowed (1)              $  0.0           $  70.0               $  51.0          $ 135.0
Weighted average rate (1)                  N/A               6.97%                 6.28%            6.80%

                                                 June 30
                                      -------------------------------      December 31
                                          1996             1995                1995
                                      --------------   --------------    -----------------
                                                     (dollars in millions)
Amount Borrowed: (2)
  The Facility                            $ 0.0           $  50.0               $   0.0
  Informal lines of credit                $ 0.0           $  13.0               $  10.0
Weighted average rate                      N/A               7.20%                 6.68%

(1) As applicable, includes both the Facility and informal credit lines. Weighted average amount borrowed and maximum amount borrowed are based on week-end balances.
(2) The Company had no borrowings under the Facility at August 5, 1996, and therefore had $400 million of remaining capacity under the Facility, which amount is expected to be adequate for the Company's current and projected needs for short-term financing.

         As further discussed in the Company's 1995 Report on Form 10-K, the Company's long-term financing historically has been obtained through the issuance of common stock, preferred stock and unsecured debentures and notes (the Company is precluded under an indenture from issuing mortgage debt). Following is a discussion of recent financing activities:

Common Stock Offering

         In June 1996, the Company issued 11,500,000 shares of NorAm Energy Corp. Common Stock (the "Common Stock") to the public at a price of $9.875 per share, yielding net cash proceeds of approximately $109.0 million after deducting an underwriting discount of 4.05% and before deducting expenses estimated to total $0.1 million. The net proceeds from the offering principally were used to retire debt as described following.

Trust Preferred Offering

                   In June 1996, the Company issued $177.8 million of 6.25% Convertible Subordinated Debentures due 2026 (unless extended by the Company as discussed following) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses expected to total approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. The net proceeds from these transactions principally were used to retire debt as described following.

                   The Trust Preferred, as more fully described in the offering documents, accrues a dividend equal to 6.25% of the $50 liquidation amount, payable quarterly in arrears. The ability of the Trust to pay distributions on the Trust Preferred is solely dependent on its receipt of interest payments on the Trust Debentures. The Company has the right to defer interest payments on the Trust Debentures as discussed following. In the case of such deferral, quarterly distributions on the Trust Preferred would be deferred by the Trust but would continue to accumulate quarterly and would accrue interest. Each share of Trust Preferred is convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred, subject to adjustment in certain circumstances. The Trust Preferred does not have a stated maturity date, although it is subject to mandatory redemption upon maturity of the Trust Debentures or to the extent that the Trust Debentures are redeemed. In general, holders of the Trust Preferred do not have any voting rights.

                   The Trust Debentures, as more fully described in the offering documents, bear interest at 6.25% and are redeemable for cash at the option of the Company, in whole or in part, from time to time on or after June 30, 2000, if and only if for 20 trading days within any period of 30 consecutive days, including the last trading day of such period, the current market price of the Common Stock equals or exceeds 125% of the then-applicable conversion price of the Trust Debentures, or at any time in certain circumstances upon the occurrence of a specified tax event. The Trust Debentures will mature on June 30, 2026, although the maturity date may be extended only once at the Company's election for up to an additional 19 years, provided certain requirements and conditions are met. Under existing law, interest payments made by the Company for the Trust Debentures are deductible for federal income tax purposes. The Company has the right at any time and from time to time to defer interest payments on the Trust Debentures for successive periods not to exceed 20 consecutive quarters for each such extension period. In such case, (1) quarterly distributions on the Trust Preferred would also be deferred as discussed preceding and (2) the Company has agreed not to declare or pay any dividend on any common or preferred stock, except in certain instances.

         The Trust is consolidated with the Company for financial reporting purposes and, therefore, the Trust Debentures are eliminated in consolidation and the Trust Preferred appears on the Company's Consolidated Balance Sheet under the caption "Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp.". The dividend on the Trust Preferred is reported on a pre-tax basis in the accompanying Statement of Consolidated Income under the caption "Dividend requirement on preferred securities of subsidiary trust".

Debt Retirements

         Utilizing, in large part, the proceeds from the offerings discussed preceding, in June 1996, the Company (1) retired the $109.1 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million or $0.03 per share after-tax) and (2) retired its $150 million bank term loan due 2000 at face value, see Note B of the accompanying Notes to Consolidated Financial Statements.

Exchange of Preferred Stock, Series A

         Also in June 1996, the Company exercised its right to exchange the $130 million principal amount of its $3.00 Preferred Stock Series A (the "Preferred") for its 6% Convertible Subordinated Debentures due 2012 (the "Subordinated Debentures"). The holders of the Subordinated Debentures will receive interest quarterly at 6% and have the right at any time on or before the maturity date thereof to convert the Subordinated Debentures into Common Stock, initially at the conversion rate in effect for the Preferred at the date of the exchange, which conversion rate of approximately 1.7467 shares of the Common Stock for each $50 principal amount of the Subordinated Debentures is subject to adjustment should certain events occur. The Company is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures beginning on March 15, 1997 and on each succeeding March 15 to and including March 15, 2011. The Company (1) may credit against the sinking fund requirements (i) any Subordinated Debentures redeemed by the Company and (ii) Subordinated Debentures which have been converted at the option of the holder and (2) may deliver outstanding Subordinated Debentures in satisfaction of the sinking fund requirements.

         As more fully discussed in the Company's 1995 Report on Form 10-K, the Company enters into interest rate swaps in which, in general, one party pays a fixed rate on the notional amount while the other party pays a LIBOR-based rate for the purposes of (1) effectively fixing the interest rate on debt expected to be issued for refunding purposes and (2) adjusting the amount of its overall debt portfolio which is exposed to market interest rate fluctuations. The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.6 million, $0.9 million, $1.4 million and $0.5 million for the quarters ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995, respectively. Following is selected information on the Company's portfolio of interest rate swaps at June 30, 1996:




Interest Rate Swap Portfolio at June 30, 1996(1)
- -------------------------------------------------------------------
(dollars in millions)                                                                          Estimated
                           Notional                Period                  Interest Rate          Market
      Initiated             Amount                Covered                Fixed/Floating(2)       Value(3)
- -----------------------   ------------    -------------------------     ---------------------  -------------
December 1995                $  50.0      Apr.1997 - Apr.2002      (4)     5.92% / 6.95%          $  2.0
December 1995                   50.0      Apr.1997 - Apr.2002      (4)     5.92% / 6.95%             2.0
January 1996                    50.0      Apr.1997 - Apr.2002      (4)     5.80% / 6.95%             2.3
February 1996                   50.0      Apr.1997 - Apr.2002      (4)     5.77% / 6.95%             2.4
February 1996                   50.0      Mar.1996 - Jan.1998      (5)     4.76% / 6.03%             1.0
February 1996                   50.0      Jun.1996 - Dec.1997      (5)     4.71% / 6.07%             1.0
                          ------------                                                         -------------
       Totals                $ 300.0                                                              $ 10.7
                          ============                                                         =============

     (1) In addition to the swaps entered into during 1996, the Company's portfolio of interest rate swaps as of December 31, 1995 also changed due to the termination of $250.0 million notional amount of swaps during the first quarter of 1996 (no material gain or loss was recognized).

     (2) In each case, the Company is the fixed-price payor. The floating rate is estimated as of June 30, 1996.

     (3) Represents the estimated amount which would have been realized upon termination of the swap at June 30, 1996.

     (4) Swaps entered into for the purpose of effectively fixing the interest rate on debt expected to be issued in 1997 for refunding purposes.

     (5) Swaps entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.

         The Company received cash proceeds from sales of its common stock pursuant to its Direct Stock Purchase Plan of approximately $5.2 million and $4.9 million during the six months ended June 30, 1996 and 1995, respectively. The Company (1) paid common and preferred dividends totaling approximately $21.4 million and $21.2 million during the six months ended June 30, 1996 and 1995, respectively, (2) recently declared its regular quarterly common dividend and
(3) recently exchanged its Preferred Stock, Series A for convertible subordinated debentures, see "Dividend Declaration" under "Recent Developments" elsewhere herein and "Exchange of Preferred Stock, Series A" preceding.

         As further discussed in the Company's 1995 Report on Form 10-K, the Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $200 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at June 30, 1996, the Company had incremental debt capacity of $622.3 million and, while the Company is not required to calculate and apply the stockholders' equity limitation on an interim basis, if it were applied at June 30, 1996, the Company would have had incremental dividend capacity of $226.3 million. The Company has engaged in several transactions which affect these calculations, see "Common Stock Offering", "Trust Preferred Offering", "Debt Retirements" and "Exchange of Preferred Stock, Series A" preceding.

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

                                                       Six Months Ended
                                                            June 30
                                                   --------------------------
                                                      1996          1995
                                                   ------------  ------------
Use (Source)                                         (millions of dollars)
Recoveries under gas contract
  settlements                                         $  (8.0)     $  (18.6)
Capital expenditures                                     62.1          72.2
Common and preferred dividends                           21.4          21.2
Debt retirements and reacquisitions (1)                 341.2          34.4
Other interim debt repayments                            10.0          47.0
Change in receivables sold                               96.9          40.9
Return of advance received under
  contingent sales agreement                              -            50.0
Decrease in overdrafts                                    2.7          16.1
                                                   ------------  ------------

    Selected External Uses of Cash                      526.3         263.2

Less:
  Sale of Itron stock                                     -            (1.4)
  Common stock issuance (2)                            (114.2)         (4.9)
  Issuance of Trust Preferred (2)                      (167.8)          -
  Change in cash balance                                  8.3           0.9
                                                   ------------  ------------

    Cash Generated from Other Sources,
    Principally Internal                              $ 252.6       $ 257.8
                                                   ============  ============

     (1) See Note B of the accompanying Notes to Consolidated Financial Statements.

     (2)  See "Net Cash Flows from Financing Activities" elsewhere herein.

COMMITMENTS

         Capital Expenditures. The Company had capital commitments of less than $15 million at June 30, 1996, which projects are expected to be funded through cash provided by operations and/or incremental borrowings, see "Net Cash Flows from Investing Activities" elsewhere herein. As described in the Company's 1995 Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

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

CONTINGENCIES

         Letters of Credit. At June 30, 1996, the Company was obligated for approximately $35.3 million under letters of credit which are incidental to its ordinary business operations.

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

         Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1995 Report on Form 10-K, the Company has off-balance-sheet risk as a result of
(1) its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein and (2) its natural gas hedging activities, see "Wholesale Energy Marketing" under "Material Changes in the Results of Operations" elsewhere herein.

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

                           Part II. Other Information

Item 1. Legal Proceedings

         The Minnesota Public Utilities Commission (the "MPUC") decided in Minnegasco's 1993 rate case that (1) Minnegasco's unregulated appliance sales and service operations are required to pay the regulated distribution operations a fee for the use of Minnegasco's name, image and reputation and (2) a portion of the cost of responding to certain gas leak calls not be allowed in rates. Minnegasco appealed those decisions to the Minnesota Supreme Court (the "Court"). On June 13, 1996, the Court reversed the MPUC's decisions, finding in Minnegasco's favor.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the Company's shareholders held on May 14, 1996, all nominees for director were elected, with the votes cast as follows:

                                                          Withheld
           Nominee                       For             or Abstain
- -------------------------------     --------------     ---------------
Michael B. Bracy                      109,143,247           1,979,576
Joe E. Chenoweth                      109,243,148           1,879,675
O. Holcombe Crosswell                 109,154,333           1,968,490
Walter A. DeRoeck                     109,133,677           1,989,146
Mickey P. Foret                       109,170,420           1,952,403
Joseph M. Grant                       109,259,715           1,863,108
Robert C. Hanna                       109,169,207           1,953,616
W. Jeffrey Hart                       109,286,053           1,836,770
T. Milton Honea                       109,267,912           1,854,911
Myra Jones                            109,087,572           2,035,251
Bruce W. Wilkinson                    109,229,389           1,893,434


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               EX-27, Financial Data Schedule

               EX-99.1, Restated Certificate of Incorporation of NorAm Energy Corp. Dated May 31, 1995 as Amended.

               EX-99.2, Form of Severance Agreement for each of the Chief Executive Officer and four most highly compensated executive officers of the Company (T. Milton Honea, Charles M. Oglesby, Michael B. Bracy, William A. Kellstrom, Hubert Gentry, Jr.) and for 10 other executive officers of the Company.

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





Dated:     August 14, 1996