Form 10-Q
period 1996-09-30
NORAM ENERGY CORP
filed 1996-11-14
CIK 7314

Page 1 of 40


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the Quarter Ended September 30, 1996


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

                                  Yes  x   No


                    Outstanding Common Stock, $.625 Par Value
                        at November 8, 1996 - 137,293,574


                        Exhibit Index Appears on Page 39

                                      INDEX

                                                                          Page

Part I.  Financial Information                                               3

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - September 30, 1996 and 1995
                    and December 31, 1995                                    4

                  Consolidated Statement of Income - Quarter Ended
                    September 30, 1996 and 1995 and Nine Months Ended
                    September 30, 1996 and 1995                              6

                  Statement of Consolidated Cash Flows - Nine Months Ended
                    September 30, 1996 and 1995                              7

                  Notes to Consolidated Financial Statements                 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

Part II. Other Information

         Item 1.  Legal Proceedings                                         39

         Item 6.  Exhibits and Reports on Form 8-K                          39

Signature                                                                   40

                          Part I. Financial Information

Item 1.  Financial Statements

         The consolidated financial statements of NorAm Energy Corp. and Subsidiaries (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Report on Form 10-K. In August 1996, the Company signed a definitive agreement which is expected to result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries Incorporated ("Houston Industries"), see Note L of the accompanying Notes to Consolidated Financial Statements.



                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)


ASSETS                                                           September 30           December 31           September 30
------
                                                                     1996                   1995                  1995
                                                               ------------------    -------------------    ------------------

Property, Plant and Equipment
  Natural Gas Distribution                                           $ 2,127,263            $ 2,059,376           $ 2,012,347
  Interstate Pipelines                                                 1,680,538              1,666,017             1,669,814
  Natural Gas Gathering                                                  219,333                208,989               205,879
  Other                                                                   39,109                 35,157                34,694
                                                               ------------------    -------------------    ------------------
                                                                       4,066,243              3,969,539             3,922,734
 Less: Accumulated depreciation and amortization                       1,644,357              1,561,764             1,533,402
                                                               ------------------    -------------------    ------------------
                                                                       2,421,886              2,407,775             2,389,332


Investments and Other Assets
  Goodwill, net                                                          470,485                481,125               484,672
  Prepaid pension asset                                                   48,462                 57,965                59,301
  Investment in Itron, Inc. (Note B)                                      39,442                 50,711                41,696
  Regulatory asset for environmental costs                                40,017                 48,500                41,632
  Gas purchased in advance of delivery                                    33,801                 24,284                24,548
  Other                                                                   20,249                 21,324                19,192
                                                               ------------------    -------------------    ------------------
                                                                         652,456                683,909               671,041


Current Assets
  Cash and cash equivalents                                               14,347                 13,311                 7,343
  Accounts and notes receivable, principally customer                    141,984                335,779               180,480
  Deferred income taxes                                                   13,244                 13,601                 8,247
  Inventories
    Gas in underground storage                                            97,628                 53,183                66,915
    Materials and supplies                                                31,661                 33,354                37,912
    Other                                                                    587                    445                   277
  Deferred gas cost                                                        7,406                 13,019                14,865
  Gas purchased in advance of delivery                                     6,200                 23,440                23,404
  Other current assets                                                    30,435                 25,496                42,773
                                                               ------------------    -------------------    ------------------
                                                                         343,492                511,628               382,216


Deferred Charges                                                          55,913                 62,671                67,437
                                                               ------------------    -------------------    ------------------

  TOTAL ASSETS                                                       $ 3,473,747            $ 3,665,983           $ 3,510,026
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


                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                             September 30           December 31           September 30
------------------------------------
                                                                     1996                   1995                  1995

                                                              ------------------    -------------------     ---------------
  Stockholders' Equity
  Preferred stock (Note E)                                           $       -            $   130,000           $   130,000
    Common stock                                                          85,763                 78,002                77,735
    Paid-in capital                                                      994,396                880,885               878,850
    Accumulated deficit                                                (316,784)              (336,940)             (361,191)
    Unrealized gain on investment, net of tax                              8,137                 15,316                 9,793
                                                               ------------------    -------------------    ------------------
      Total Stockholders' Equity                                         771,512                767,263               735,187

  Company-Obligated Mandatorily Redeemable
    Convertible Preferred Securities of Subsidiary Trust
    Holding Solely $177.8 Million Principal Amount of
    6.25% Convertible Subordinated Debentures Due
    2026 of NorAm Energy Corp. (Note E)                                  167,749             -                      -

  Long-Term Debt, Less Current Maturities                              1,106,969              1,474,924             1,474,924

Current Liabilities
  Current maturities of long-term debt                                   225,964                118,750               269,750
  Notes payable to banks                                                  58,000                 10,000                     -
  Accounts payable, principally trade                                    324,303                472,374               253,353
  Income taxes payable                                                     (700)                  5,337               (3,975)
  Interest payable                                                        30,206                 38,730                41,252
  General taxes                                                           45,580                 48,320                43,265
  Customers' deposits                                                     34,132                 35,651                34,472
  Other current liabilities                                              102,815                 96,645                86,402
                                                               ------------------    -------------------    ------------------
                                                                         820,300                825,807               724,519
Other Liabilities and Deferred Credits
  Accumulated deferred income taxes                                      320,688                303,445               277,848
  Estimated environmental remediation costs                               40,017                 48,500                41,632
  Payable under capacity lease agreement                                  41,000                 41,000                41,000
  Supplemental retirement and deferred compensation                       41,109                 40,869                40,799
  Estimated obligations under indemnification
    provisions of sale agreements                                         30,626                 34,207                35,151
  Refundable excess deferred income taxes                                 18,156                 26,599                26,788
  Other                                                                  115,621                103,369               112,178
                                                               ------------------    -------------------    ------------------
                                                                         607,217                597,989               575,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,473,747            $ 3,665,983           $ 3,510,026
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



                       NorAm Energy Corp. and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
               (in thousands of dollars except per share amounts)
                                   (unaudited)


                                                                  Quarter Ended                 Nine Months Ended
                                                                   September 30                   September 30
                                                           ----------------------------- --------------------------------
                                                                1996           1995           1996             1995
                                                           --------------- ------------- ---------------  ---------------

    Operating Revenues                                          $ 899,283    $  542,611      $3,208,271       $1,996,601

    Operating Expenses
      Cost of natural gas purchased, net                          688,499       324,746       2,401,038        1,212,635
      Operating, maintenance, cost of sales & other               131,416       143,682         385,056          416,130
      Depreciation and amortization (Note I)                       36,109        34,893         107,681          111,971
      Taxes other than income taxes                                24,625        23,171          87,263           77,764
      Early retirement and severance (Note D)                    -              -                22,344         -
                                                           --------------- ------------- ---------------  ---------------
                                                                  880,649       526,492       3,003,382        1,818,500

    Operating Income                                               18,634        16,119         204,889          178,101

    Other Deductions
      Interest expense, net                                        30,976        41,399         101,683          118,254
      Dividend requirement on preferred
        securities of subsidiary trust (Note E)                     2,703       -                 3,128         -
      Other, net                                                      637         1,317           6,390            5,687
                                                           --------------- ------------- ---------------  ---------------
                                                                   34,316        42,716         111,201          123,941

    Income(Loss) Before Income Taxes                             (15,682)      (26,597)          93,688           54,160
    Provision for Income Taxes(Benefit) (Note B)                  (7,499)      (12,313)          38,339           23,520
                                                           --------------- ------------- ---------------  ---------------
    Income(Loss) Before Extraordinary Item                        (8,183)      (14,284)          55,349           30,640

      Net extraordinary gain(loss) on early
       retirement of debt, less taxes (Note B)                        477       -               (4,256)             (52)
                                                           --------------- ------------- ---------------  ---------------
    Net Income(Loss)                                              (7,706)      (14,284)          51,093           30,588
      Preferred dividend requirement (Note E)                    -                1,950           3,597            5,850
                                                           --------------- ------------- ---------------  ---------------

    Balance Available to Common Stock                          $  (7,706)    $ (16,234)     $    47,496      $    24,738
                                                           =============== ============= ===============  ===============

    Per Share Data:
      Primary:
        Before extraordinary item                               $  (0.06)    $   (0.13)        $   0.40         $   0.20
        Extraordinary item, less taxes                              0.00        -                 (0.03)            0.00
                                                           =============== ============= ===============  ===============
          Earnings per common share                             $  (0.06)    $   (0.13)        $   0.37         $   0.20
                                                           =============== ============= ===============  ===============
      Fully Diluted:
        Before extraordinary item                               $  (0.05)    $   (0.13)        $   0.38         $   0.20
        Extraordinary item, less taxes                              0.00         -                (0.03)            0.00
                                                           =============== ============= ===============  ===============
          Earnings per common share                             $  (0.05)    $   (0.13)        $   0.35         $   0.20
                                                           =============== ============= ===============  ===============

    Average Common Shares
      Outstanding (in thousands)
        Primary                                                   137,104       124,103         129,725          123,604
        Fully diluted                                             151,331       124,103         135,229          123,604
    Cash Dividends per Common Share                              $   0.07      $   0.07        $   0.21         $   0.21


              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.



                       NorAm Energy Corp. and Subsidiaries
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                 Increase(Decrease) in Cash and Cash Equivalents
                            (in thousands of dollars)
                                   (unaudited)
                                                                                            Nine Months
                                                                                         Ended September 30
                                                                                -------------------------------------
                                                                                      1996                1995
                                                                                -----------------    ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                       $  51,093           $  30,588
      Adjustments to reconcile net income to cash provided
        by operating activities:
          Depreciation and amortization                                                  107,681             111,971
          Early retirement and severance, less cash costs (Note D)                        12,941            -
          Deferred income taxes                                                           21,579              18,082
          Extraordinary loss, less taxes (Note B)                                          4,256                  52
          Other                                                                            2,675               2,455
      Changes in certain assets and liabilities, net of noncash transactions:
          Accounts and notes receivable, principally customer                            201,295              35,366
          Inventories                                                                   (42,894)               6,990
          Deferred gas costs                                                               5,613            (21,677)
          Other current assets                                                           (4,939)             (6,616)
          Accounts payable, principally trade                                          (154,045)            (42,512)
          Income taxes payable                                                           (6,037)             (8,665)
          Interest payable                                                               (8,524)               (928)
          General taxes                                                                  (2,740)             (2,452)
          Customers' deposits                                                            (1,519)             (1,029)
          Other current liabilities                                                        (330)             (5,092)
          Recoveries under gas contract disputes                                           8,800              22,200
                                                                                -----------------    ----------------
            Net cash provided by operating activities                                    194,905             138,733
                                                                                -----------------    ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                             (116,200)           (118,000)
      Sale of Itron stock                                                              -                       1,441
      Other, net                                                                          17,500               1,091
                                                                                -----------------    ----------------
            Net cash used in investing activities                                       (98,700)           (115,468)
                                                                                -----------------    ----------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Retirements and reacquisitions of long-term debt (Note B)                        (394,997)            (34,352)
      Public issuance of common stock (Note E)                                           108,963            -
      Public issuance of convertible preferred securities of subsidiary
        trust (Note E)                                                                   167,756            -
      Issuance of 7 1/2% Notes due 2000                                                -                     200,000
      Other interim debt borrowings(repayments)                                           48,000           (110,000)
      Return of advance received under contingent sales agreement                      -                    (50,000)
      Issuance of common stock under Direct Stock Purchase Plan                            7,572               7,698
      Common and preferred stock dividends (Note E)                                     (30,937)            (31,824)
      Decrease in overdrafts                                                             (1,526)            (15,076)
                                                                                -----------------    ----------------
            Net cash used in financing activities                                       (95,169)            (33,554)
                                                                                -----------------    ----------------

    Net increase(decrease) in cash and cash equivalents                                    1,036            (10,289)
          Cash and cash equivalents - beginning of period                                 13,311              17,632
                                                                                -----------------    ----------------

          Cash and cash equivalents - end of period                                    $  14,347          $    7,343
                                                                                =================    ================

                    For supplemental cash flow information,
                                  see Note C.

              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.

===============================================================================
                       NorAm Energy Corp. and Subsidiaries
===============================================================================
                   Notes to Consolidated Financial Statements
                                   (unaudited)





A. In the opinion of Management, all adjustments (consisting solely of normal recurring accruals, except as explicitly described herein) necessary for a fair presentation of the results of operations for the periods presented have been included in the accompanying consolidated financial statements. Because of the seasonal nature of the Company's operations, among other factors, the results of operations for the periods presented are not necessarily indicative of the results that will be achieved in an entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. Actual results could differ from those estimates. In the accompanying consolidated financial statements, certain prior period amounts have been reclassified to conform to the current presentation. In August 1996, the Company signed a definitive agreement which is expected to result in the acquisition of the Company by Houston Industries, see Note L.

B. Following are components of and additional information concerning certain line items from the accompanying consolidated financial statements:

     Investment in Itron, Inc. ("Itron")

     At November 11, 1996, the Company's investment in Itron had declined to a market value of approximately $30.0 million, representing an unrealized gain of approximately $2.2 million, net of tax of approximately $1.2 million. For additional information concerning the Company's investment in Itron, see the Company's 1995 Report on Form 10-K.

                                         Quarter Ended                Nine Months Ended
Provision for Income                      September 30                  September 30
--------------------
                                  ----------------------------- ------------------------------
  Taxes(Benefit)                       1996           1995          1996            1995
----------------
                                  --------------- ------------- --------------  --------------
                                                   (millions of dollars)
Federal
  Current                            $ (12.2)       $ (15.3)       $  16.4        $   7.5
  Deferred                               6.9            6.7           17.7           12.2
  Investment tax credit                 (0.2)          (0.2)          (0.5)          (0.5)
State
  Current                               (3.1)          (6.0)           0.8           (1.6)
  Deferred                               1.1            2.5            3.9            5.9
                                  =============== ============= ==============  ==============
                                     $  (7.5)       $ (12.3)       $  38.3        $  23.5
                                  =============== ============= ==============  ==============

                                                                               Nine Months
Retirements and Reacquisitions                                              Ended September 30
                                                                     ---------------------------------
  of Long Term Debt (1)                                                  1996                1995
-----------------------
                                                                     --------------      -------------
                                                                             (millions of dollars)
Reacquisition of 9.875% Series due 2018                                  $    7.4   (1)     $    5.7   (1)
Reacquisition of 10% Debentures due 2019                                      -                 15.0   (1)
Retirement, at maturity, of Medium Term Notes,
  weighted average interest rate of approximately 9.06%                     118.8                -
Retirement of Bank Term Loan due 2000 (Note E)                              150.0                -
Retirement of 9.875% Series Due 2018 (Note E)                               109.1   (1)          -
Retirement, at maturity, of Note Payable to Gas Supplier                      -                 13.6
Other reacquisitions                                                          5.5   (1)          -
Net loss on reacquisition of debt, less taxes                                 4.2                0.1
                                                                     ==============      =============
                                                                          $ 395.0            $  34.4
                                                                     ==============      =============

(1) The premiums associated with these reacquisitions and retirements are reported in the accompanying Statement of Consolidated Income as "Net extraordinary gain(loss) on early retirement of debt, less taxes", and are net of tax benefits of $2.7 million and $0.03 million for the nine months ended September 30, 1996 and 1995, respectively.

C. In the accompanying consolidated financial statements, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Following is selected supplemental cash flow information.

                                                                             Nine Months
                                                                         Ended September 30
                                                                --------------------------------------
                                                                      1996                 1995
                                                                -----------------    -----------------
                                                                        (millions of dollars)
Cash interest payments, net of capitalized interest                 $  110.2             $  115.7
Net income tax payments                                             $   21.6             $   17.1

         In June 1996, the Company exercised its right to exchange its $3.00 Preferred Stock Series A for its 6% Convertible Subordinated Debentures due 2012 in a non-cash transaction, see Note E.

D. During the first quarter of 1996, the Company instituted a reorganization plan affecting its NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and
     (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.10 per share after tax), which pre-tax amount is reported in the accompanying Statement of Consolidated Income as "Early retirement and severance".

E. During June 1996, the Company engaged in the following significant financing transactions:

          *The Company issued 11,500,000 shares of NorAm Energy Corp. Common Stock (the "Common Stock") to the public at a price of $9.875 per share, yielding net cash proceeds of approximately $109.0 million after deducting an underwriting discount of 4.05% and before deducting expenses of approximately $0.1 million. The net proceeds from the offering principally were used to retire debt as described following.

          *The Company issued $177.8 million of 6.25% Convertible Subordinated Debentures due 2026 (unless extended by the Company as discussed following) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law, wholly owned by the Company. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (106,720 shares, representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses of approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. The net proceeds from these transactions principally were used to retire debt as described following.

                   The Trust Preferred, as more fully described in the offering documents, accrues a dividend equal to 6.25% of the $50 liquidation amount, payable quarterly in arrears. The ability of the Trust to pay distributions on the Trust Preferred is solely dependent on its receipt of interest payments on the Trust Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Trust Debentures and in the indenture pursuant to which the Trust Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the Trust, provides a full and unconditional guarantee of amounts due on the Trust Preferred. The Company has the right to defer interest payments on the Trust Debentures as discussed following. In the case of such deferral, quarterly distributions on the Trust Preferred would be deferred by the Trust but would continue to accumulate quarterly and would accrue interest. Each share of Trust Preferred is convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred, subject to adjustment in certain circumstances. The Trust Preferred does not have a stated maturity date, although it is subject to mandatory redemption upon maturity of the Trust Debentures or to the extent that the Trust Debentures are redeemed. The redemption price in either such case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption. In general, holders of the Trust Preferred do not have any voting rights.

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

F. During April 1996, the Company announced that, together with its partners, it had submitted a Declaration of Interest to the Mexican Regulatory Commission to obtain a permit authorizing the construction, ownership and operation of a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in North Central Mexico. In October 1996, the Energy Regulatory Commission of Mexico announced that competitive bids would be taken on January 23, 1997 and that the winner of the bid would be announced on March 20, 1997, with the permit to be issued on April 20, 1997. Chihuahua is the capital city of Mexico's largest state and, together with the surrounding geographic area, has a population of approximately 850,000 and includes expanding commercial and industrial development. The Company and its partners previously had announced the filing of a similar proposal with respect to the Mexico City Metropolitan Area, which may be subdivided into several franchises to be permitted separately. The Company cannot yet determine with respect to either project whether it will be the successful bidder or whether construction will ultimately be undertaken and completed.

G. Primary earnings per share is computed using the weighted average number of shares of Common Stock actually outstanding during each period presented. Outstanding options for purchase of Common Stock, the Company's only "common stock equivalent" as that term is defined in the authoritative accounting literature, have been excluded due to the immaterial number of such options which would be dilutive if exercised. Fully diluted earnings per share, in addition to the actual weighted average common shares outstanding, assumes the conversion, as of its issuance date of June 17, 1996, of the 3,450,000 shares of the Trust Preferred (see Note E) at a conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred (resulting in the assumed issuance of a total of 14,226,765 shares of Common Stock), and reflects the increase in earnings in each period from the cessation of the dividends on the Trust Preferred (net of the related tax benefit) which would result from such assumed conversion. For the quarter and nine months ended September 30, 1996, this assumed earnings increase was approximately $2.7 million and $3.1 million, respectively, net of related tax benefits of approximately $1.6 million and $1.9 million, respectively. The Company's 6% Convertible Subordinated Debentures due 2012 (see Note E) and the Company's $3.00 Series A Preferred Stock (prior to its exchange as described preceding), due to their exchange rates, are anti-dilutive and are therefore excluded from all earnings per share calculations. During the periods in which the Company's $3.00 Series A Preferred Stock was outstanding, all per share calculations are made using earnings after reduction for the preferred stock dividend requirement associated with such security.

H. As further discussed in the Company's 1995 Report on Form 10-K, under an August 1995 agreement (the "Receivable Sale Agreement"), the Company sells an undivided interest in a pool of accounts receivable with limited recourse. Total receivables sold under the Receivable Sale Agreement but not yet collected were approximately $235.0 million, $235.0 million and $82.1 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively, which amounts have been deducted from "Accounts and notes receivable, principally customer" in the accompanying Consolidated Balance Sheet and, at September 30, 1996, approximately $30.0 million of the Company's remaining receivables were collateral for receivables which had been sold.

I. Pursuant to a revised study of the useful lives of certain assets, in July 1995, the Company changed the depreciation rates associated with certain of its natural gas gathering and pipeline assets. The effect of this change was to reduce depreciation expense for the nine months ended September 30, 1996 by approximately $5.4 million (approximately $3.2 million or $0.026/share after tax) from the corresponding period of 1995.

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

K. On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger or to rescind the merger and/or to recover damages in the event that the Houston Industries merger is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, that the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

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

L. On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined below). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). A Special Meeting of the Company's stockholders will be held on December 17, 1996, whereby NorAm stockholders will be asked to approve and adopt the Merger Agreement. A Special Meeting of Houston Industries stockholders is scheduled for the same day. Such stockholder approvals are a condition to the obligations of Houston Industries and the Company to consummate the Transaction. Consideration for the purchase of Company shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for the Company's common stock and equivalents and $1.4 billion of the Company's debt. For information regarding the Merger Agreement, see the Joint Proxy Statement/ Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes certain non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The reader is directed to the Company's 1995 Report on Form 10-K for (1) a more detailed discussion of the business units into which the Company currently has been segregated and the activities conducted by each such business unit, including (i) a reconciliation to the Company's previous business unit reporting structure and (ii) information concerning major customers and (2) a discussion of the Company's significant accounting policies. In August 1996, the Company signed a definitive agreement which is expected to result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries Incorporated, see "Merger with Houston Industries Incorporated" following.

                   Merger with Houston Industries Incorporated

         On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined below). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). A Special Meeting of the Company's stockholders will be held on December 17, 1996, whereby NorAm stockholders will be asked to approve and adopt the Merger Agreement. A Special Meeting of Houston Industries stockholders is scheduled for the same day. Such stockholder approvals are a condition to the obligations of Houston Industries and the Company to consummate the Transaction. Consideration for the purchase of Company shares will be a combination of cash and shares of HII common stock. The transaction is valued at $3.8 billion, consisting of $2.4 billion for the Company's common stock and equivalents and $1.4 billion of the Company's debt. For information regarding the merger, see the Joint Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated August 11, 1996.

                               Recent Developments

Dividend Declaration

         On November 13, 1996, the Company's Board of Directors declared dividends of $0.07 per share on common stock, payable December 13 to owners of record on November 25, 1996. The Company's $3.00 Preferred Stock, Series A is no longer outstanding, see "Net Cash Flows from Financing Activities" elsewhere herein.

                               Regulatory Matters

         In April 1996, the Minnesota Public Utilities Commission (the "MPUC") voted to approve Minnegasco's Performance-Based Gas Purchasing Plan (the "PBR"), effective from September 1, 1995 to June 30, 1998. To the extent that Minnegasco's actual purchased gas cost is either significantly higher or lower than specified benchmarks, the PBR will require that Minnegasco and its customers share in the savings or additional cost, resulting in a maximum reward or penalty of up to 2% of annual gas cost (e.g. $7 million using Minnegasco's 1995 gas cost) for Minnegasco during any year.

         In June 1996, the MPUC issued its order in Minnegasco's August 1995 rate case. The MPUC granted an annual increase of $12.9 million as compared to the requested increase of $24.3 million. Interim rates reflecting an increase of $17.8 million had been put into effect in October 1995 subject to refund. As a part of its decision, the MPUC granted Minnegasco full recovery of its ongoing net environmental costs through the use of a true-up mechanism whereby any amounts collected in rates which differ from actual costs incurred plus carrying charges, will be deferred for recovery or refunded in the next rate case. Minnegasco requested reconsideration on several issues. Among them were (1) a request to give effect, in this rate case, to the Minnesota Supreme Court's recent rulings (see the discussion following), and (2) a request to deduct from any interim rate refund the additional amount that Minnegasco would have realized from its 1993 case, had the Court's ruling been in effect at that time.

         The MPUC decided in Minnegasco's 1993 rate case that (1) Minnegasco`s unregulated appliance sales and service operations are required to pay the regulated distribution operations a fee for the use of Minnegasco's name, image and reputation ("goodwill") and (2) a portion of the cost of responding to certain gas leak calls not be allowed in rates. Minnegasco appealed those decisions to the Minnesota Supreme Court (the "Court"). On June 13, 1996, the Court reversed the MPUC's decisions, finding in Minnegasco's favor and, in July, the Court denied the MPUC's request for rehearing.

         In October 1996, the MPUC met to reconsider its June 1996 order. Although a final written order has not yet been issued, the MPUC determined that Minnegasco was entitled to an annual rate increase of $13.3 million as compared to the $12.9 million granted in June 1996. The MPUC decided that Minnegasco should not recover the cost of gas leak check calls, nor did it approve Minnegasco's request with respect to the 1993 costs. An appeal related to the 1993 rate case is pending before the Minnesota Court of Appeals. Arguments were heard on October 30 and a decision is expected to be issued the end of January. Minnegasco will seek a stay of the Commission's order pending Minnegasco's appeal of the gas leak issue. Should the Commission deny the stay, the amounts to be refunded are not materially in excess of existing accruals.

         On May 31, 1996, Mississippi River Transmission Corporation ("MRT") received authorization from the Federal Energy Regulatory Commission (the "FERC") in Docket No. CP95-376 to abandon by transfer to NorAm Field Services ("NFS") certain certificated natural gas gathering facilities. In March 1996, MRT filed with the FERC in Docket No. CP96-268 seeking authorization to spindown the remainder of its gathering facilities to NFS. On August 2, 1996, the D.C. Court of Appeals remanded, to the FERC, its requirement that a default contract be placed into effect by the non-jurisdictional gatherer for a two-year period after the abandonment and transfer of facilities. The order in MRT's application has been delayed pending the FERC's action on the Court's remand.

         In April 1996, MRT submitted a general rate increase filing to the FERC applicable to its unbundled transportation and storage services. MRT has requested a rate increase of $14.7 million to cover increased costs and an increased rate of return. The proceeding is currently in the settlement phase and the procedural schedule has been temporarily suspended. Several settlement conferences have been held and discussions with customers are on-going.

         In April 1996, the FERC approved NorAm Gas Transmission Company's ("NGT") previously filed request for negotiated rates, providing enhanced rate flexibility on the NGT system. Pursuant to a new policy statement (under Docket No. RM96-7-000) issued by the FERC in January 1996, NGT and its shippers may now negotiate a rate for service more consistent with actual market conditions, which rates may exceed the maximum cost-based rate set forth in NGT's filed tariff and/or deviate from the current FERC-mandated rate design. NGT has negotiated certain "market-sensitive" transactions which allow shippers' rates to be based on various factors such as gas price differentials between the west and east side of the NGT system. As a result there is the potential that, in some instances, NGT will charge and collect a negotiated rate which exceeds NGT's then-current maximum tariff rate. NGT made a compliance filing on May 28, 1996 which was rejected without prejudice by the FERC on June 26. NGT made its second compliance filing on July 11, and received an order approving such on August 21. On October 2, the FERC issued its order on rehearing, ruling that NGT could not include any negotiated rate contracts in its discount adjustment in a future rate case. NGT filed for rehearing of this decision on November 1 and is awaiting a FERC decision. NGT is continuing to make filings on the first of every month to reflect negotiated rate transactions for that month.

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

                                                 Quarter Ended                                  Nine Months Ended
                                                  September 30                                     September 30
                                   -------------------------------------------  --------------------------------------------------
                                                                Increase                                           Increase
Operating Income(Loss)                1996       1995          (Decrease)          1996              1995         (Decrease)
----------------------
                                   ----------- ----------  -------------------  -----------       ----------- --------------------
(dollars in millions)                                            ($/%)                                               ($/%)
  Natural Gas Distribution          $ (15.6)    $ (10.3)    $(5.3) / (51.5)%      $ 111.8 (1)        $ 86.6     $25.2 / 29.1%
  Interstate Pipelines                 29.7        21.6       8.1 / 37.5%             90.1 (1)(2)      72.5      17.6 / 24.3%
  Wholesale Energy Marketing           (0.6)       (0.7)      0.1 / 14.3%              8.4              1.7      6.7 / 394.1%
  Natural Gas Gathering                 3.4         2.8       0.6 / 21.4%              9.5 (2)          6.7       2.8 / 41.8%
  Retail Energy Marketing               7.1         5.6       1.5 / 26.8%             24.1             16.9       7.2 / 42.6%
  Corporate and Other (3)              (5.3)       (2.9)    (2.4) / (82.8)%          (16.7)            (6.3)   (10.4) / (165.1)%
                                   ----------- ----------                       -----------       -----------
                                       18.7        16.1       2.6 / 16.1%            227.2            178.1      49.1 / 27.6%
  Early Retirement and
     Severance (4)                      -           -             - / -              (22.3)             -        (22.3) / N/A
                                   ----------- ----------                       -----------       -----------
    Consolidated                    $  18.7     $  16.1       $2.6 / 16.1%         $ 204.9          $ 178.1      $26.8 / 15.0%
                                   =========== ==========                       ===========       ===========

(1)  Before expenses for early retirement and severance, see (4) following.
(2) Includes the impact of a change in depreciation rates, see the individual discussions of the results of operations for these business units following.
(3) Includes approximately $3.6 million and $10.8 million of goodwill amortization in each quarter and nine-month period presented, respectively.
(4) During the first quarter of 1996, the Company recorded non-recurring charges in "Natural Gas Distribution" and "Interstate Pipelines" associated with staffing reductions, see the individual discussions of the results of operations for these business units elsewhere herein.

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

                                                     Quarter Ended                                    Nine Months
                                                      September 30                                Ended September 30
                                      ---------------------------------------------   --------------------------------------------
FINANCIAL RESULTS                                                    Increase                                       Increase
-----------------
(dollars in millions)                    1996         1995          (Decrease)           1996         1995         (Decrease)
                                      -----------  -----------  -------------------   ------------ -----------  ------------------
                                                                      ($/%)                                           ($/%)
Natural gas sales                        $249.4       $224.3      $25.1 / 11.2%         $1,387.3     $1,127.5    $259.8 / 23.0%
Transportation revenue                      2.5          3.6     (1.1) / (30.6)%            12.3         13.2    (0.9) / (6.8)%
Other revenue                               4.6          4.5        0.1 / 2.2%              17.9         16.8      1.1 / 6.5%
                                      -----------  -----------                        ------------ -----------
  Total operating revenues                256.5        232.4       24.1 / 10.4%          1,417.5      1,157.5     260.0 / 22.5%
Purchased gas cost
  Unaffiliated                            127.8         93.2       34.6 / 37.1%            691.7        511.9     179.8 / 35.1%
  Affiliated                                7.5         18.3     (10.8) / (59.0)%          183.5        153.4     30.1 / 19.6%
Operations and maintenance                 93.4         89.6        3.8 / 4.2%             287.6        270.6      17.0 / 6.3%
Depreciation and amortization              23.9         22.7        1.2 / 5.3%              71.0         67.6      3.4 / 5.0%
Other operating expenses                   19.5         18.9        0.6 / 3.2%              71.9         67.4      4.5 / 6.7%
                                      -----------  -----------                        ------------ -----------
                                          (15.6)       (10.3)    (5.3) / (51.5)%           111.8         86.6     25.2 / 29.1%
Early retirement and severance              -            -            - / -                  5.8          -         5.8 / N/A
                                      -----------  -----------                        ------------ -----------

    Operating income                    $ (15.6)     $ (10.3)    $(5.3) / (51.5)%       $  106.0    $    86.6     $19.4 / 22.4%
                                      ===========  ===========                        ============ ===========

OPERATING STATISTICS
(billions of cubic feet)                                             (Bcf/%)                                         (Bcf/%)
Residential sales                         15.4          15.8      (0.4) / (2.5)%         137.8          121.8     16.0 / 13.1%
Commercial sales                          15.9          15.6        0.3 / 1.9%            92.7           83.8      8.9 / 10.6%
Industrial sales                          13.7          12.7        1.0 / 7.9%            41.8           38.4      3.4 / 8.9%
Transportation                             9.5          10.3      (0.8) / (7.8)%          32.5           35.4    (2.9) / (8.2)%
                                      -----------  -----------                        ------------ -----------

  Total throughput                        54.5          54.4        0.1 / 0.2%           304.8          279.4      25.4 / 9.1%
                                      ===========  ===========                        ============ ===========

DEGREE DAYS                             1996         1995        Normal                 1996        1995       Normal
                                     ------------ -----------  -----------           -----------  ----------  ---------
Arkla                                         14          29            7                 1,939       1,661      1,864
Entex                                          3           4            2                 1,067         800        889
Minnegasco                                   173         205          194                 5,486       4,772      4,869

Quarter Comparison

         Distribution operating results which, due to the seasonal nature of the residential and commercial demand for natural gas are routinely negative in the third quarter, declined from a loss of $(10.3) million in the third quarter of 1995 to a loss of $(15.6) million in the third quarter of 1996, a decrease of $5.3 million (51.5%). This increased loss reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing approximately 97% of Distribution's total operating revenues in each quarter presented, increased from $224.3 million in the third quarter of 1995 to $249.4 million in the third quarter of 1996, an increase of $25.1 million (11.2%). This increase, approximately $20.5 million (81.7%) of which was attributable to an increase in the average sales price and approximately $4.6 million (18.3%) of which was due to increased volume, was principally due to, (1) an increase in the average cost of gas (a component of the sales price) as discussed following, (2) rate increases obtained in certain jurisdictions, see "Regulatory Proceedings" in the Company's 1995 Report on Form 10-K and (3) an increase in commercial and industrial sales volume from 28.3 Bcf in the third quarter of 1995 to 29.6 Bcf in the third quarter of 1996, an increase of 1.3 Bcf (4.6%).

         "Purchased gas cost" increased from $111.5 million in the third quarter of 1995 to $135.3 million in the third quarter of 1996, an increase of $23.8 million (21.3%), approximately $21.5 million (90.3%) of which was attributable to an increase in the average cost of purchased gas and approximately $2.3 million (9.7%) of which was attributable to increased volume. The increase in the weighted average cost of gas from approximately $2.53 per Mcf in the third quarter of 1995 to approximately $3.01 per Mcf in the third quarter of 1996, an increase of approximately $0.48 per Mcf (19.0%), was reflective of an overall increase in the market price of gas, while the increased volume was principally due to increased commercial and industrial sales volume as discussed preceding.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $112.8 million in the third quarter of 1995 to $114.1 million in the third quarter of 1996, an increase of $1.3 million (1.2%). This increase was principally due to the increased commercial and industrial sales volume as discussed preceding.

         Operating expenses, exclusive of purchased gas cost, increased from $131.2 million in the third quarter of 1995 to $136.8 million in the third quarter of 1996, an increase of $5.6 million (4.3%), principally due to (1) increased environmental costs (which, as discussed in the Company's 1995 Report on Form 10-K, are substantially being recovered through the regulatory process),
(2) increased depreciation expense due to increased investment, including the transfer of certain Corporate assets as described in the Company's 1995 Report on Form 10-K and (3) increased payroll, supplies and bad debt expense.

Year-to-Date Comparison

         Distribution operating income increased from $86.6 million in the first nine months of 1995 to $111.8 million (before the 1996 charge for early retirement and severance as discussed preceding) in the first nine months of 1996, an increase of $25.2 million (29.1%). This increased operating income reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing more than 97% of Distribution's total operating revenues in each period presented, increased from $1,127.5 million in the first nine months of 1995 to $1,387.3 million in the first nine months of 1996, an increase of $259.8 million (23.0%). This increase, approximately $130.8 million (50.3%) of which was attributable to increased volume and approximately $129.0 million (49.7%) of which was attributable to an increase in the average sales price, was principally due to (1) colder weather, 8,492 total degree days in the first nine months of 1996 vs. 7,233 in the first nine months of 1995, an increase of 1,259 degree days (17.4%), which was largely responsible for increases of 16.0 Bcf and 8.9 Bcf in residential and commercial sales volumes, respectively, (2) rate increases obtained in certain jurisdictions, see "Regulatory Proceedings" in the Company's 1995 Report on Form 10-K and (3) an increase in the average cost of gas (a component of the sales price) as discussed following.

         "Purchased gas cost" increased from $665.3 million in the first nine months of 1995 to $875.2 million in the first nine months of 1996, an increase of $209.9 million (31.5%), approximately $132.7 million (63.2%) of which was attributable to an increase in the average cost of purchased gas and approximately $77.2 million (36.8%) of which was attributable to increased volume. The increased volume was principally due to the colder weather and related increased residential and commercial sales volumes as discussed preceding, while the increase in the weighted average cost of gas from approximately $2.73 per Mcf in the first nine months of 1995 to approximately $3.21 per Mcf in the first nine months of 1996, an increase of approximately $0.48 per Mcf (17.6%), was reflective of an overall increase in the market price of gas during 1996.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $462.2 million in the first nine months of 1995 to $512.1 million in the first nine months of 1996, an increase of $49.9 million (10.8%). This increase was principally due to the largely weather-related 11.6% increase in total sales volume as discussed preceding.

         Operating expenses, exclusive of purchased gas cost and the 1996 charge for early retirement and severance, increased from $405.6 million in the first nine months of 1995 to $430.5 million in the first nine months of 1996, an increase of $24.9 million (6.1%), principally due to (1) increased environmental costs (which, as discussed in the Company's 1995 Report on Form 10-K, are substantially being recovered through the regulatory process), (2) increased bad debt provisions largely resulting from weather-related increases in customer bills and (3) increased depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets as described in the Company's 1995 Report on Form 10-K.

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

                                                      Quarter Ended                                  Nine Months
                                                       September 30                               Ended September 30
                                       --------------------------------------------   -------------------------------------------
FINANCIAL RESULTS                                                    Increase                                      Increase
-----------------
(dollars in millions)                     1996        1995          (Decrease)           1996        1995         (Decrease)
                                       ----------- -----------  -------------------   ----------- -----------  ------------------
                                                                      ($/%)                                          ($/%)
Natural gas sales
  Sales to Distribution                  $ 15.4       $ 13.0       $2.4 / 18.5%         $ 60.4      $ 44.4       $16.0 / 36.0%
  Sales for resale and other                3.9         11.7     (7.8) / (66.7)%          12.1        26.2     (14.1) / (53.8)%
                                       ----------- -----------                        ----------- -----------
    Total gas sales revenue                19.3         24.7     (5.4) / (21.9)%          72.5        70.6        1.9 / 2.7%
Transportation revenue
  Distribution                             26.5         23.9       2.6 / 10.9%            75.6        68.5        7.1 / 10.4%
  Unaffiliated                             39.1         36.5        2.6 / 7.1%           119.4       110.3        9.1 / 8.3%
                                       ----------- -----------                        ----------- -----------
    Total transportation revenue           65.6         60.4        5.2 / 8.6%           195.0       178.8        16.2 / 9.1%
                                       ----------- -----------                        ----------- -----------
    Total operating revenues               84.9         85.1      (0.2) / (0.2)%         267.5       249.4        18.1 / 7.3%
Purchased gas cost                         18.2         23.9     (5.7) / (23.8)%          63.9        62.4        1.5 / 2.4%
Operations and maintenance
   expense                                 11.5         15.9     (4.4) / (27.7)%          38.4        43.3      (4.9) / (11.3)%
Depreciation and amortization               7.7          7.8      (0.1) / (1.3)%          22.8        26.3      (3.5) / (13.3)%
General, administrative and other          17.8         15.9       1.9 / 11.9%            52.3        44.9        7.4 / 16.5%
                                       ----------- -----------                        ----------- -----------
                                           29.7         21.6       8.1 / 37.5%            90.1        72.5       17.6 / 24.3%
Early retirement and severance              -            -            - / -               16.5         -          16.5 / N/A
                                       ----------- -----------                        ----------- -----------

    Operating income                     $ 29.7       $ 21.6       $8.1 / 37.5%         $ 73.6      $ 72.5        $1.1 / 1.5%
                                       =========== ===========                        =========== ===========


OPERATING STATISTICS
(millions of MMBtu)                                                (millions of                                  (millions of
Natural gas sales                                                    MMBtu/%)                                      MMBtu/%)
  Sales to Distribution                     6.0          7.5     (1.5) / (20.0)%          22.9        21.6        1.3 / 6.0%
  Sales for resale and other                1.7          4.1     (2.4) / (58.5)%           5.1        16.7     (11.6) / (69.5)%
                                       ----------- -----------                        ----------- -----------
  Total sales                               7.7         11.6     (3.9) / (33.6)%          28.0        38.3     (10.3) / (26.9)%
                                       ----------- -----------                        ----------- -----------
Transportation
  Distribution                             14.4         15.9      (1.5) / (9.4)%          81.4        75.2        6.2 / 8.2%
  Other                                   184.0        201.5     (17.5) / (8.7)%         632.8       631.1        1.7 / 0.3%
                                       ----------- -----------                        ----------- -----------
    Total transportation                  198.4        217.4     (19.0) / (8.7)%         714.2       706.3        7.9 / 1.1%
    Elimination (1)                        (7.3)       (12.4)      5.1 / 41.1%           (26.4)      (36.8)      10.4 / 28.3%
                                       ----------- -----------                        ----------- -----------

  Total throughput                        198.8        216.6     (17.8) / (8.2)%         715.8       707.8        8.0 / 1.1%
                                       =========== ===========                        =========== ===========

(1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Pipeline and are therefore included in the above volumetric data in both categories. No elimination is made for volumes of 45.8 million MMBtu, 42.0 million MMBtu, 153.9 million MMBtu and 142.0 million MMBtu in the quarters ended September 30, 1996 and 1995, and the nine months ended September 30, 1996 and 1995, respectively, which were transported on both the NGT and MRT systems.

Quarter Comparison

         Interstate Pipeline operating income for the third quarter of 1996 was $29.7 million, an increase of $8.1 million (37.5%) from the corresponding quarter in 1995. This improvement was largely attributable to a $5.2 million increase in transportation margins and a $2.6 million reduction in total operating expenses as discussed following.

         "Total gas sales revenues" decreased from $24.7 million in the third quarter of 1995 to $19.3 million in the third quarter of 1996, a decrease of $5.4 million (21.9%). This decrease was composed of an $8.3 million decrease attributable to a 3.9 million MMBtu (33.6%) decrease in 1996 sales volumes, partially offset by a $2.9 million increase attributable to a higher 1996 average sales price. "Sales to Distribution" for the third quarter of 1996 increased by $2.4 million (18.5%), while corresponding sales volumes decreased by 1.5 million MMBtu (20.0%). The revenue increase was principally due to higher 1996 gas prices which increase the commodity component of the overall sales price, resulting in higher sales revenues without necessarily increasing total margins. The decline in sales volumes to Distribution was principally due to the August 31, 1996 expiration of a contract under which certain volumes were sold to the Company's Arkla distribution unit. "Sales for resale and other" decreased by $7.8 million (66.7%) primarily due to a 2.4 million MMBtu (58.5%) decrease in sales volumes. This decline in 1996 sales volumes was principally due to the discontinuation of certain sales to a marketing affiliate. "Purchased gas cost" decreased by $5.7 million (23.8%) from the third quarter of 1995 to the third quarter of 1996. This net decrease was composed of an $8.0 million decrease attributable to reduced 1996 sales volumes, partially offset by a $2.3 million increase associated with higher 1996 gas prices as discussed preceding.

         "Total transportation revenue" for the third quarter of 1996 increased by $5.2 million (8.6%) from the third quarter of 1995, while corresponding transportation volumes decreased by 19.0 million MMBtu (8.7%). These increased transportation revenues are primarily attributable to the positive impact of NGT's recent rate case which became effective in February 1995 (see "Regulatory Matters" elsewhere herein), combined with a change in the relative pricing of Mid-Continent gas supplies. When prices of Gulf Coast gas increase significantly over Mid-Continent gas (Pipeline's primary supply area), competitive pressure on transportation prices are reduced. During the third quarter of 1996, the price differential between Mid-Continent and Gulf Coast gas was $0.18/MMBtu compared to a $0.12/MMBtu differential in the third quarter of 1995. The decrease in transportation volumes tends to have a less than proportionate impact on transportation revenues because, under the straight-fixed-variable rate design currently applicable to Pipeline, a relatively small portion of the overall transportation rate varies directly with the volume transported. During the third quarter of 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk, associated with certain of its transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

         "Operations and maintenance expense" decreased by $4.4 million (27.7%) from the third quarter of 1995 to the third quarter of 1996. Approximately $1.5 million of this decrease was due to a reduction in third-party transportation expense, with the remainder of the variance primarily attributable to cost reductions associated with the reorganization plan implemented during the first quarter of 1996. The cost reductions associated with the reorganization plan were partially offset by a reduction in capitalized labor during 1996. This reduction in capitalization of labor cost, which results in increased labor expense, was principally due to lower 1996 capital expenditures and a change in company policy which has resulted in increased use of contract personnel rather than company personnel for many of its capital projects. "Other operating expenses, net" increased by $1.9 million (11.9%) from the third quarter of 1995 to the third quarter of 1996. Approximately $1.3 million of this increase was due to relocation, consulting and other costs associated with the early-1996 Pipeline reorganization. The remainder of the increase is primarily due to increased legal and regulatory cost related to current year rate proceedings.

Year-to-Date Comparison

         Interstate Pipeline operating income, before the charge for early retirement and severance as discussed preceding, increased by $17.6 million (24.3%) from the first nine months of 1995 to the first nine months of 1996. This improvement reflected a $16.2 million increase in transportation margins, a $0.4 million increase in sales margins and a $1.0 million reduction in total operating expenses, each as discussed following.

         "Total gas sales revenue" increased from $70.6 million in the first nine months of 1995 to $72.5 million in the corresponding period of 1996, an increase of $1.9 million (2.7%). This net improvement was attributable to a $20.9 million increase principally due to an increase in the average 1996 sale price (principally due to an increase in the cost of purchased gas as discussed following), partially offset by a $19.0 million decrease related to a 10.3 million MMBtu reduction in 1996 sales volumes. The reduction in sales volumes was primarily due to a discontinuation of certain sales transactions to a marketing affiliate. "Sales to Distribution" increased by $16.0 million (36.0%) from the first nine months of 1995 to the first nine months of 1996, with approximately $2.7 million of the increase due to higher sales volumes, primarily due to increased Distribution demand resulting from colder first-quarter 1996 weather. The remainder of the increase in 1996 "Sales to Distribution" was primarily due to higher 1996 sales prices, primarily resulting from increases in 1996 gas prices which tend to increase the commodity component of the overall sales price as discussed preceding.

         "Purchased gas cost" increased by $1.5 million (2.4%) from the first nine months of 1995 to the first nine months of 1996. This increase was composed of an $18.3 million increase attributable to an increase in the average cost of purchased gas, partially offset by a $16.8 million decrease attributable to reduced 1996 total sales volumes. The $18.3 million increase in the average cost of purchased gas was primarily due to (1) the increased 1996 market price of gas and (2) the inclusion in 1995 results of $5.0 million credit to purchased gas cost related to a fixed price sales commitment and the resolution of certain take-or-pay related issues.

         "Total transportation revenue" increased by $16.2 million (9.1%) from the first nine months of 1995 to the first nine months of 1996. This increase was largely attributable to (1) the positive impact of NGT's recent rate case which became effective in February 1995 (see "Regulatory Matters" elsewhere herein) and (2) favorable market conditions resulting in increased price spreads between Mid-Continent and Gulf Coast supplies which tend to ease competitive pressures on transportation margins as discussed preceding. Transportation volumes for 1996 increased by 7.9 million MMBtu (1.1%), although the increased volumes tend to have a less than proportionate impact on transportation rates due to the straight-fixed-variable rate design currently applicable to Pipeline which ties a relatively small portion of the overall transportation rate to the volume transported. During 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk associated with certain of its transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basis differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

         "Operations and maintenance expense" decreased by $4.9 million (11.3%) from the first nine months of 1995 to the first nine months of 1996. Approximately $2.1 million (42.9%) of this variance was associated with lower transportation expense, primarily due to reductions in gas supply realignment cost. Approximately $0.6 million (12.2%) of the variance was related to the completion, in March 1996, of the amortization period for certain PCB remediation cost as required by a previous rate proceeding. The remainder of the reduction was attributable to cost savings associated with the early-1996 Pipeline reorganization, partially offset by a reduction in capitalized labor cost associated with lower 1996 capital expenditures and a change in company policy which has resulted in the use of contract personnel rather than company personnel for many of its capital projects. "Depreciation and amortization" for 1996 decreased by $3.5 million (13.3%) primarily due to a July 1995 change in the depreciation rates associated with certain Pipeline assets, see Note I of the accompanying Notes to Consolidated Financial Statements. "Other operating expenses" increased by $7.4 million (16.5%) from the first nine months of 1995 to the first nine months of 1996. Approximately $1.1 million (14.9%) of this increase was due to increased taxes other than income, primarily due to higher 1996 property taxes. The remainder of the increase was due to several factors including (1) increased consulting and relocation cost associated with the reorganization as discussed preceding, (2) a non-recurring adjustment of $1.2 million recorded in the second quarter of 1995 which reduced medical expenses,
(3) increased legal and regulatory cost, primarily related to current year rate proceedings and (4) a change in the method of recording payments to the Gas Research Institute ("GRI"). During 1995, payments to GRI were recorded as a "flow-through", with no effect on income or expense. During 1996, these payments result in both expense and revenue in equal amounts. These negative variances were partially offset by a reduction in 1996 general and administrative cost associated with the Pipeline reorganization.

WHOLESALE ENERGY MARKETING

         The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NorAm Energy Services, Inc., together with certain affiliates, collectively referred to herein as "NES" or "Wholesale Energy
Marketing". During the third quarter of 1996, NES acquired its import/export license for the sale or purchase of electricity to or from Canada. Additionally, NES added marketing staff to focus exclusively on natural gas and electric transactions in Mexico as the Mexican government continues to evaluate privatization initiatives. The nature of natural gas marketing is such that contractual disputes arise, see "Contingencies" elsewhere herein.

                                                    Quarter Ended                                   Nine Months
                                                     September 30                                Ended September 30
                                    ----------------------------------------------  ---------------------------------------------
FINANCIAL AND                                                      Increase                                       Increase
OPERATING RESULTS                      1996        1995           (Decrease)           1996         1995         (Decrease)
-----------------
                                    ----------- -----------  ---------------------  ------------ ----------- --------------------
(dollars in millions)                                               ($/%)                                           ($/%)
Natural gas sales
  Unaffiliated sales                 $ 455.5      $ 184.1      $271.4 / 147.4%         $1,258.1     $477.9     $780.2 / 163.3%
  Sales to Distribution                 12.0         12.4       (0.4) / (3.2)%             66.4       45.3      21.1 / 46.6%
  Sales to Pipeline                      0.5         14.5      (14.0) / (96.6)%            37.9       40.5     (2.6) / (6.4)%
  Other affiliated sales                 5.6          2.4        3.2 / 133.3%              14.5       14.0       0.5 / 3.6%
                                    ----------- -----------                         ------------ -----------
    Total gas sales revenue            473.6        213.4       260.2 / 121.9%          1,376.9      577.7     799.2 / 138.3%
Electricity sales                       20.1          8.1       12.0 / 148.1%              30.8        9.9      20.9 / 211.1%
Other operating revenues                 -            0.5      (0.5) / (100.0)%             -          0.8    (0.8) / (100.0)%
                                    ----------- -----------                         ------------ -----------
  Total operating revenues             493.7        222.0       271.7 / 122.4%          1,407.7      588.4     819.3 / 139.2%
Purchased gas costs
  Unaffiliated                         413.5        177.8       235.7 / 132.6%          1,242.7      487.2     755.5 / 155.1%
  Affiliated                            48.2         24.1       24.1 / 100.0%              78.2       50.4      27.8 / 55.2%
Transportation and storage
   expense                               8.6         11.1      (2.5) / (22.5)%             38.1       33.6       4.5 / 13.4%
Electricity purchases and
   transmission costs                   19.9          7.4       12.5 / 168.9%              29.8        9.2      20.6 / 223.9%
                                    ----------- -----------                         ------------ -----------
    Operating margin                     3.5          1.6        1.9 / 118.8%              18.9        8.0      10.9 / 136.2%
General and administrative               4.1          2.3        1.8 / 78.3%               10.5        6.3       4.2 / 66.7%
                                    ----------- -----------                         ------------ -----------
    Operating income(loss)           $  (0.6)     $  (0.7)       $0.1 / 14.3%           $   8.4    $   1.7      $6.7 / 394.1%
                                    =========== ===========                         ============ ===========
                                                                   (Bcf/%)                                         (Bcf/%)
Natural gas sales volume (Bcf)         225.3        162.6        62.7 / 38.6%             622.5      374.8      247.7 / 66.1%
                                                                  ($/Mcf/%)                                       ($/Mcf/%)
Average sales margin ($/Mcf)          $0.015       $0.002      $0.013 / 650.0%           $0.029     $0.017     $0.012 / 70.6%

Quarter Comparison

         The operating loss for NES in the third quarter of 1996 was $(0.6) million, an improvement of $0.1 million from the $(0.7) million operating loss in the third quarter of 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

         "Total gas sales revenues" increased from $213.4 million in the third quarter of 1995 to $473.6 million in the third quarter of 1996, an increase of $260.2 million (121.9%). Approximately $82.3 million (31.6%) of this increase was attributable to increased sales volumes and approximately $177.9 million (68.4%) was attributable to an increase in the average sales price. The increase of 62.7 Bcf (38.6%) in 1996 sales volumes was principally due to the continuing expansion of NES's marketing efforts. Utilizing an increased staff of marketers and a network of regional sales offices, NES continues to step up its efforts to become a nationwide marketing company with emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution, and electric generation sectors. The increase of approximately $0.79 per Mcf (60.2%) in the average sales price of natural gas in the third quarter of 1996 was principally due to a general increase in the market price of natural gas, primarily due to adverse weather conditions in the Gulf of Mexico, coupled with concerns regarding the relatively low level of natural gas in storage inventories as the winter heating season approaches.

         "Total purchased gas costs" were $461.7 million in the third quarter of 1996, an increase of $259.8 million (128.7%) from the corresponding quarter of 1995. This total increase was composed of (1) a $77.9 million increase attributable to the increased 1996 sales volumes as discussed preceding and (2) a $181.9 million increase attributable to a $0.807 per Mcf increase in the average cost of purchased gas, reflecting the increased third-quarter 1996 market price of natural gas as discussed preceding. "Transportation and storage expense" decreased from $11.1 million in the third quarter of 1995 to $8.6 million in the third quarter of 1996, a decrease of $2.5 million (22.5%), principally due to (1) expanded use of capacity release transportation, (2) decreased use of firm transportation and (3) natural gas sales entered into on a delivered basis, each of which had the effect of lowering the storage and transportation cost per unit of sales. "Electricity sales" and "Electricity purchases and transmission costs" of $20.1 million and $19.9 million, respectively, in the third quarter of 1996 represented significant increases over the amounts for the corresponding quarter of 1995. These increases are representative of the continuing efforts with regard to electric industry deregulation which have given power marketers (such as NES) greater access to electric markets, coupled with increased staffing and intensified marketing efforts within NES.

         The operating margin for the third quarter of 1996 was $3.5 million, an increase of $1.9 million (118.8%) from the third quarter of 1995. The margin on gas sales was $3.3 million, an increase of $2.9 million (725%) over the third quarter of 1996. Of this total increase, $0.2 million (6.9%) was attributable to the increased 1996 sales volume as discussed preceding and $2.7 million (93.1%) was attributable to a $0.013 per Mcf increase in the 1996 average margin per unit of sales, principally due to the enhanced marketing efforts, increase in demand related to storage concerns and decreased 1996 per unit transportation and storage costs, each as discussed preceding.

         The increase of $1.8 million (78.3%) in "General and administrative" from the third quarter of 1995 to the third quarter of 1996 was principally due to increased 1996 costs associated with staffing increases made in support of the increased sales and marketing efforts as described preceding.

Year-to-Date Comparison

         Operating income for NES in the first nine months of 1996 was $8.4 million, an increase of $6.7 million from the $1.7 million earned in the first nine months of 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

         "Total gas sales revenues" increased from $577.7 million in the first nine months of 1995 to $1,376.9 million in the first nine months of 1996, an increase of $799.2 million (138.3%). Approximately $381.8 million (47.8%) of this increase was attributable to increased sales volumes and approximately $417.4 million (52.2%) was attributable to an increase in the average sales price. The increase of 247.7 Bcf (66.1%) in 1996 sales volumes was principally due to the continuing expansion of NES's marketing efforts as discussed preceding. The increase of $0.671 per Mcf (43.5%) in the average sales price of natural gas in the first nine months of 1996 was principally due to (1) a colder than normal winter heating season, particularly in the Mid-Continent and Northeast, which both increased demand for natural gas supplies for heating season and caused above normal storage withdrawals in comparison to the corresponding period of 1995, (2) adverse 1996 weather conditions in the Gulf of Mexico and (3) concerns regarding the levels of gas in storage inventories as the winter heating season approaches. The increase in demand, primarily in the first six months of 1996 for the reasons discussed preceding, caused both an increase in natural gas prices (a component of the overall sales rate) and a divergence in pipeline differentials.

         "Total purchased gas costs" were $1,320.9 million in the first nine months of 1996, an increase of $783.3 million (145.7%) over the corresponding period of 1995. This total increase was composed of (1) a $355.3 million increase attributable to the increased 1996 sales volumes as discussed preceding and (2) a $428.0 million increase attributable to a $0.688 per Mcf increase in the average cost of purchased gas during 1996, reflecting the increased 1996 market price of natural gas as discussed preceding. "Transportation and storage expense" increased from $33.6 million in the first nine months of 1995 to $38.1 million in the first nine months of 1996, an increase of $4.5 million (13.4%), principally representing expenditures made in support of the increased 1996 sales volumes as discussed preceding, which more than offset a decrease in the 1996 transportation and storage expense per unit of sales, also as discussed preceding. "Electricity sales" and "Electricity purchases and transmission costs" of $30.8 million and $29.8 million, respectively, in the first nine months of 1996 represented significant increases over the amounts for the corresponding period of 1995. These increases are representative of the continuing efforts with regard to electric industry deregulation which have given power marketers greater access to the electric markets, coupled with increased staffing and intensified marketing efforts within NES.

         The operating margin for the first nine months of 1996 was $18.9 million, an increase of $10.9 million (136.2%) from the first nine months 1995. The margin on gas sales was $17.9 million for the first nine months of 1996, an increase of $11.4 million (175.4%) from the corresponding period of 1995. Of this total increase, $4.3 million (37.7%) was attributable to the increased 1996 sales volume as discussed preceding and $7.1 million (62.3%) was attributable to a $0.011 per Mcf increase in the 1996 average margin per unit of sales, principally due to (1) enhanced marketing efforts, (2) increased demand and divergence in basin differentials during 1996, (3) concerns regarding storage withdrawal and injection levels during 1996 and (4) decreased 1996 per unit transportation and storage costs, each as discussed preceding.

         The increase of $4.2 million (66.7%) in "General and administrative" from the first nine months of 1995 to the first nine months of 1996 was principally due to increased 1996 costs associated with staffing increases made in support of the increased sales and marketing efforts as described preceding.

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


Natural Gas Swaps (1)
(volumes in Bcf's, dollars in millions)
                                              Volume
                                 ----------------------------------        Estimated
                                  Fixed Price        Fixed Price          Mkt. Value
                                     Payor             Receiver         Gain (Loss) (2)
                                 ---------------    ---------------    ------------------
September 30, 1996                     147.4               90.4                   5.3
December 31, 1995                      235.7              214.3                  (2.3)
September 30, 1995                     117.7              103.9                 (10.2)


Natural Gas Futures (3)
 (volumes in Bcf's, dollars in millions)
                                             Purchased                               Sold
                                 ----------------------------------    ---------------------------------       Estimated
                                                      Notional                              Notional           Mkt. Value
                                     Volume          Amount (4)           Volume           Amount (4)        Gain(Loss) (2)
                                 ---------------   ----------------    --------------    ---------------   -------------------
September 30, 1996                     28.7               64.6              35.4              79.6                   (0.1)
December 31, 1995                      15.1               29.6               8.2              18.9                    3.3
September 30, 1995                     26.6               48.3              16.9              30.2                   (0.6)

(1) The financial impact of these swaps was to increase(decrease) earnings by $1.0 million, $1.1 million and $(5.9) million during 1995 and the quarter and nine months ended September 30, 1996, respectively. For the quarter and nine months ended September 30, 1995, the financial impact was to increase earnings by $0.6 million and $1.3 million, respectively.
(2) Represents the amount which would have been realized upon termination of the relevant derivative as of the date indicated. As more fully discussed in the Company's 1995 Annual Report on Form 10-K, in the case of swaps associated with certain agreements pursuant to which the Company has committed to supply gas to a distribution affiliate through April 1999, no earnings impact is expected due to the existing accruals. Swaps associated with these commitments and included in the above totals had fair market values of $0.5 million, $(1.0) million and $(9.2) million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
(3) The financial impact of these futures was to increase(decrease) earnings by $(4.1) million, $2.7 million and $(0.2) million during 1995 and the quarter and nine months ended September 30, 1996, respectively. For the quarter and nine months ended September 30, 1995, the financial impact was to decrease earnings by $(1.5) million and $(2.9) million, respectively.
(4) The term "Notional Amount" refers to the contract unit price times the contract volume and is intended to be indicative of the Company's level of activity in these derivatives. In general, however, the amounts at risk are significantly smaller because, as discussed preceding, changes in the market value of these derivatives are offset by changes in the value associated with the underlying physical transactions or in other derivatives.

         At September 30, 1996, the Company held options covering the purchase of 20.6 Bcf of gas, principally in conjunction with the commitment to supply gas to a distribution affiliate as discussed preceding. The majority of these options, due to their nature and term, have no readily available market value and the market value of the remainder is not material.

NATURAL GAS GATHERING

         The Company's natural gas gathering business, including related liquids extraction and marketing activities, is conducted by NorAm Field Services Corp. together with certain affiliates, collectively referred to herein as "NFS" or "Natural Gas Gathering".

                                                   Quarter Ended                                   Nine Months
                                                    September 30                               Ended September 30
                                    ---------------------------------------------   ------------------------------------------
FINANCIAL AND                                                      Increase                                     Increase
OPERATING RESULTS                      1996         1995          (Decrease)           1996        1995        (Decrease)
-----------------
                                    -----------  -----------  -------------------   ----------- ----------- ------------------
(dollars in millions)                                               ($/%)                                         ($/%)
Gathering revenue                      $ 5.9         $ 7.3     $(1.4) / (19.2)%       $ 18.4      $ 20.4     $(2.0) / (9.8)%
Natural gas sales                       18.0           4.7      13.3 / 283.0%           46.0        14.6      31.4 / 215.1%
Products extraction                      1.9           1.7       0.2 / 11.8%             6.1         6.3     (0.2) / (3.2)%
Other operating revenue                  1.1           0.2       0.9 / 450.0%            2.5         0.8      1.7 / 212.5%
                                    -----------  -----------                        ----------- -----------
  Total operating revenues              26.9          13.9       13.0 / 93.5%           73.0        42.1      30.9 / 73.4%
                                    -----------  -----------                        ----------- -----------
Gas purchased, net                      18.2           5.2      13.0 / 250.0%           45.7        14.6      31.1 / 213.0%
Cost of sales                            0.1           0.9     (0.8) / (88.9)%           2.4         3.3     (0.9) / (27.3)%
Operation and maintenance                3.1           3.1          - / -                9.1         9.7     (0.6) / (6.2)%
Administrative expense                   1.3           1.1       0.2 / 18.2%             3.7         3.2       0.5 / 15.6%
Depreciation                             0.5           0.5          - / -                1.6         3.6     (2.0) / (55.6)%
Taxes other than income                  0.3           0.3          - / -                1.0         1.0          - / -
                                    -----------  -----------                        ----------- -----------
  Operating income                     $ 3.4         $ 2.8       $0.6 / 21.4%         $  9.5      $  6.7      $2.8 / 41.8%
                                    ===========  ===========                        =========== ===========
                                                                 (millions of                                 (millions of
Total throughput (millions                                         MMBtu/%)                                     MMBtu/%)
  of MMBtu)                             58.0          56.8        1.2 / 2.1%           170.0       175.8     (5.8) / (3.3)%
Margin/unit of throughput                                        ($/MMBtu/%)                                   ($/MMBtu/%)
($/MMBtu)                             $0.148        $0.137       $0.011 / 8.0%        $0.146      $0.138        $0.008 / 5.8%
Number of receipt points               3,127         2,972        155 / 5.2%           3,127       2,987         140 /4.7%

Quarter Comparison

         Operating income of $3.4 million for the third quarter of 1996 represented an increase of $0.6 million (21.4%) from the corresponding period in 1995. This increase in operating income was primarily due to an increase in the margin from gathering, including low pressure services, and products extraction.

         During the third quarter of 1996, NFS's throughput exceeded third-quarter 1995 throughput by 1.2 million MMBtu (13,000 MMBtu/day). This favorable volume variance was primarily due to new gas (from well connects) being added over and above normal depletion declines, in addition to volumes added from the transfer of certain MRT facilities, effective September 1, 1996. The comparison of third-quarter 1996 gathering revenues to those of third-quarter 1995 is affected by (1) the fact that balancing fees were rolled into "Gathering revenue" in 1995 and recognized as part of "Other operating revenue" in 1996 and (2) the inclusion, in third-quarter 1995, of an approximately $0.8 million adjustment to gathering revenues to recognize other balancing services, over and above normal balancing fees for the quarter. After adjustment for these two items, gathering revenues for the third quarter of 1996 increased from the third quarter of 1995 by $0.5 million, while margins from products extraction, including cost of sales, increased by $1.0 million, primarily as the result of higher liquid prices. The net impact of these items was an overall third-quarter 1996 margin increase of approximately $0.01/MMBtu.

Year-to-Date Comparison

         Operating income for NFS in the first nine months of 1996 increased by $2.8 million (41.8%) from the corresponding period of 1995. This increase in operating income was largely due to a reduction in depreciation expense combined with an increase in operating margins from gathering and products extraction, each as discussed following.

         Despite an overall decline in throughput, NFS's operating margin increased by $0.7 million from the first nine months of 1995 to the first nine months of 1996, primarily due to improved gathering and products extraction activity. NFS has experienced producer shut-ins, well freeze-offs, curtailments due to allowables and capacity constraints on downstream pipelines, as well as normal depletion declines in deliverability. Nevertheless, NFS has been able to offset this reduced throughput by an increase in the margin from gathering. In addition, products extraction has shown improvement due to higher 1996 liquid prices. These combined factors resulted in an increase in 1996 margin of approximately $0.008/MMBtu (5.8%) when compared to the corresponding period of 1995.

         NFS conducted a review of the gas reserves connected and proximate to its facilities in July 1995 and as a result, the service life of certain of its assets was extended. This change resulted in a $2.0 million decrease in 1996 depreciation expense when compared to the corresponding period in 1995.

         In general, NFS's business continues to be susceptible to the rate of producer drilling, curtailments, and shut-ins on its gathering systems. However, NFS's marketing strategy of aggressively connecting wells and marketing new services has allowed it to show overall improvement in a competitive market.

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

                                                    Quarter Ended                                 Nine Months
                                                    September 30                              Ended September 30
                                     --------------------------------------------  ------------------------------------------
FINANCIAL AND                                                      Increase                                    Increase
OPERATING RESULTS                       1996        1995          (Decrease)          1996        1995        (Decrease)
-----------------
                                     ----------- -----------  -------------------  ----------- ----------- ------------------
(dollars in millions)                                               ($/%)                                        ($/%)
Natural gas sales                      $114.5      $  65.2      $49.3 / 75.6%        $348.0      $213.4     $134.6 / 63.1%
Transportation                            0.7          0.7          - / -               2.7         2.6       0.1 / 3.8%
Other, principally Home
  Care Services                          14.7         12.7       2.0 / 15.7%           38.5        33.1       5.4 / 16.3%
                                     ----------- -----------                       ----------- -----------
    Total operating revenues            129.9         78.6       51.3 / 65.3%         389.2       249.1      140.1 / 56.2%
                                     ----------- -----------                       ----------- -----------
Purchased gas costs                     107.0         59.4       47.6 / 80.1%         321.8       193.6      128.2 / 66.2%
Operations, maintenance, cost
  of sales and other, principally
  Home Care Services                     13.1         11.9       1.2 / 10.1%           36.2        33.6       2.6 / 7.7%
General and administrative                1.6          0.8       0.8 / 100.0%           4.3         2.4       1.9 / 79.2%
Depreciation and amortization             0.5          0.5          - / -               1.4         1.5     (0.1) / (6.7)%
Taxes other than income                   0.6          0.4       0.2 / 50.0%            1.4         1.1       0.3 / 27.3
                                     ----------- -----------                       ----------- -----------
  Operating income                    $   7.1      $   5.6       $1.5 / 26.8%        $ 24.1     $  16.9      $7.2 / 42.6%
                                     =========== ===========                       =========== ===========
                                                                   (Bcf/%)                                      (Bcf/%)
Natural gas sales (Bcf)                  50.0         39.9       10.1 / 25.3%         147.8       126.0      21.8 / 17.3%
Transportation volume (Bcf)               5.0          5.2      (0.2) / (3.8)%         19.7        18.5       1.2 / 6.5%
                                                                  ($/Mcf/%)                                    ($/Mcf/%)
Average sales margin ($/Mcf)           $0.150       $0.145       $0.005 / 3.4%       $0.177      $0.157     $0.020 / 12.7%

Quarter Comparison

         Operating income for NEM increased from $5.6 million in the third quarter of 1995 to $7.1 million in the third quarter of 1996, an increase of $1.5 million (26.8%). Approximately $1.0 million of this increase was attributable to improved results from Home Care Services, principally due to increased margin from appliance sales and service. The balance of the increase was attributable to natural gas marketing activities, reflecting both increased operating revenues and increased operating expenses as discussed following.

         Natural gas sales revenues increased from $65.2 million in the third quarter of 1995 to $114.5 million in the third quarter of 1996, an increase of $49.3 million (75.6%). Approximately $32.8 million (66.5%) of this increase was attributable to an increase in the 1996 average sales price and approximately $16.5 million (33.5%) of the increase was attributable to increased 1996 sales volumes. The increase of approximately $0.66 per Mcf (40.5%) in the average sales price during 1996 was principally due to (1) an increase of approximately $0.65 per Mcf in the average cost of purchased gas in 1996 (a component of the sales rate) and, to a lesser extent, (2) an increase in the 1996 average sales margin as discussed following. The increase of 10.1 Bcf (25.3%) in third-quarter 1996 sales volumes was principally due to increased marketing efforts by an expanded staff.

         Purchased gas cost increased from $59.4 million in the third quarter of 1995 to $107.0 million in the third quarter of 1996, an increase of $47.6 million (80.1%). This increase was principally due to the increase in the 1996 average cost of gas and the increased sales volume as discussed preceding, which were responsible for $32.6 million (68.4%) and $15.0 million (31.6%), respectively, of the total increase.

         The average sales margin increased from $0.145 per Mcf in the third quarter of 1995 to $0.150 per Mcf in the third quarter of 1996, an increase of $0.005 per Mcf (3.4%), principally due to opportunities created by increased 1996 market volatility.

         The increase of $1.2 million (10.1%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from the third quarter of 1995 to the third quarter of 1996 was principally due to increased costs of appliance sales and various miscellaneous expenses not associated with Home Care Services' activities. The increase of $0.8 million (100.0%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased sales as discussed preceding.

Year-to-Date Comparison

         Operating income for NEM increased from $16.9 million in the first nine months of 1995 to $24.1 million in the first nine months of 1996, an increase of $7.2 million (42.6%). Approximately $3.2 million of this increase was attributable to improved results from Home Care Services, principally due to increased margin from appliance sales and service. The balance of the increase was attributable to natural gas marketing activities, reflecting both increased operating revenues and increased operating expenses as discussed following.

         Natural gas sales revenues increased from $213.4 million in the first nine months of 1995 to $348.0 million in the first nine months of 1996, an increase of $134.6 million (63.1%). Approximately $97.7 million (72.6%) of this increase was attributable to an increase in the 1996 average sales price and approximately $36.9 million (27.4%) of the increase was attributable to increased 1996 sales volumes. The increase of approximately $0.66 per Mcf (39.0%) in the 1996 average sales price was principally due to (1) an increase of approximately $0.64 per Mcf in the average cost of purchased gas in 1996 (a component of the sales rate) and (2) an increase in the average sales margin as discussed following. The increase of 21.8 Bcf (17.3%) in sales volumes during the first nine months of 1996 was principally due to (1) increased marketing efforts by an expanded staff and (2) weather-related increases in demand for firm supplies of gas which created opportunities to serve customers outside NEM's traditional service area who were unable to obtain supplies under their usual arrangements.

         Purchased gas cost increased from $193.6 million in the first nine months of 1995 to $321.8 million in the corresponding period of 1996, an increase of $128.2 million (66.2%). This increase was principally due to the increase in the 1996 average cost of gas and the increased 1996 sales volume as discussed preceding, which were responsible for $94.7 million (73.9%) and $33.5 million (26.1%), respectively, of the total increase.

         The average sales margin increased from $0.157 per Mcf in the first nine months of 1995 to $0.177 per Mcf in the first nine months of 1996, an increase of $0.020 per Mcf (12.7%), principally due to the relatively colder 1996 weather and resulting decreased availability of pipeline capacity and firm supplies of gas at various locations. This decreased availability of gas resulted in the payment of significant premiums by certain customers in certain circumstances in order to avoid interruption of supply.

         The increase of $2.6 million (7.7%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from the first nine months of 1995 to the first nine months of 1996 was principally due to increased appliance service expenses for consulting fees and vehicle leases, together with various miscellaneous expenses not associated with Home Care Services' activities. The increase of $1.9 million (79.2%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased sales as discussed preceding.

CORPORATE AND OTHER

Quarter Comparison

         The $2.4 million increase in the operating loss for Corporate & Other from $(2.9) million in the third quarter of 1995 to $(5.3) million in the third quarter of 1996 was principally due to (1) an increase in 1996 general and administrative expenses, principally due to business development activities, (2) increased 1996 expenses for international activities and (3) 1996 operating losses associated with the start-up of NorAm Damage Prevention.

Year-to-Date Comparison

         The $10.4 million increase in the operating loss for Corporate & Other from $(6.3) million in the first nine months of 1995 to $(16.7) million in the first nine months of 1996 was principally due to (1) an increase in 1996 general and administrative expenses, principally due to increased business development activities and a decrease in the 1996 favorable consolidation adjustment related to pension costs, (2) the 1995 operating income associated with a forward oil sale agreement which terminated in mid-1995, (3) increased 1996 expenditures for international activities and (4) 1996 expenditures associated with the start-up of NorAm Damage Prevention. These unfavorable impacts were partially offset by a decrease in 1996 depreciation expense, principally due to the 1995 transfer of certain Corporate assets to Distribution.

NON-OPERATING INCOME AND EXPENSE

         Net  income(loss)  for the quarter and nine months ended  September 30,
1996 was $(7.7) million and $51.1 million, respectively, increases of approximately $6.6 million (46.2%) and $20.5 million (67.0%), respectively, from the corresponding periods of 1995 while, as discussed preceding, operating income increased by $2.6 million (16.1%) and $26.8 million (15.0%) during the same periods. The components of this decrease of $4.0 million and increase of $6.3 million in net expense below the operating income line were as follows:

                                                  Quarter Ended                                Nine Months Ended
                                                   September 30                                   September 30
                                    -------------------------------------------    -------------------------------------------
                                                                Increase                                       Increase
                                      1996       1995          (Decrease)            1996        1995         (Decrease)
                                    ---------- ----------  --------------------    ----------  ---------- --------------------
(dollars in millions)                                             ($/%)                                          ($/%)
Interest expense, net                $  31.0   $  41.4      $(10.4) / (25.1)%  (1)  $ 101.7     $ 118.2    $(16.5) / (14.0)%  (1)
Dividend requirement on
  preferred securities of
  subsidiary trust (2)                   2.7       -            2.7 / N/A               3.1         -          3.1 / N/A
Other, net                               0.6       1.3       (0.7) / (53.8)%            6.4         5.7       0.7 / 12.3%
Provision for income
  taxes(benefit)                        (7.5)    (12.3)        4.8 / 39.0%     (3)     38.3        23.5      14.8 / 63.0%     (3)
Extraordinary losses(gains) (4)         (0.4)      -           (0.4) / N/A              4.3         0.1        4.2 / N/M
                                    ========== ==========                          ==========  ==========
                                     $  26.4    $ 30.4      $(4.0) / (13.2)%        $ 153.8     $ 147.5       $6.3 / 4.3%
                                    ========== ==========                          ==========  ==========

(1) For the quarter ended September 30, approximately $8.6 million (82.7%) of the favorable variance was due to a decrease in the average level of debt and approximately $1.8 million (17.3%) was due to a decrease in the average interest rate. For the nine months ended September 30, approximately $11.8 million (71.1%) of the favorable variance was due to a decrease in the average level of debt and approximately $4.8 million (28.9%) was due to a decrease in the average interest rate.
         Both the reduced level of debt and the reduction in interest rates during these periods were due, in part, to the Company's financing activities designed to lower its overall cost of debt and increase its financial flexibility. The Company has engaged in several financing transactions during 1996 which will affect non-operating income and expense in future periods, see "Net Cash Flows from Financing Activities" elsewhere herein and the Company's 1995 Report on Form 10-K.
(2)      See "Net Cash Flows from Financing Activities" elsewhere herein.
(3) For the quarter ended September 30, reflects an increase of $5.1 million attributable to an increase in pre-tax income, partially offset by a decrease of $0.3 million attributable to an increase in the 1996 interim effective tax rate. For the nine months ended September 30, reflects an increase of $17.2 million attributable to an increase in pre-tax income, partially offset by a decrease of $2.4 million attributable to a decrease of approximately 2.5% in the 1996 interim effective tax rate. This decrease in the interim effective tax rate was principally due to a 2.8% decrease in the state effective tax rate.
(4)      See   Note  B of  the accompanying   Notes  to   Consolidated Financial
         Statements.

                         Liquidity and Capital Resources

         The table below illustrates the sources of the Company's invested capital during the last four years and at September 30, 1996 and 1995 (see also "Receivable Sales Facility" elsewhere herein). The Company has engaged in several significant financing transactions during 1996, see "Net Cash Flows from Financing Activities" elsewhere herein.

                                           September 30                             December 31,
                                     -------------------------   ----------------------------------------------------

INVESTED CAPITAL                        1996         1995           1995         1994          1993         1992
----------------
                                     ------------ ------------   -----------  ------------  ------------ ------------
                                                                  (millions of dollars)
Long-Term Debt                          $1,107.0     $1,474.9      $1,474.9      $1,414.4      $1,629.4     $1,783.1
Trust Preferred (1)                        167.7            -             -             -             -            -
Common Equity (2)                          771.5        605.2         637.3         587.4         578.0        582.9
Preferred Stock (3)                            -        130.0         130.0         130.0         130.0        130.0
                                     ------------ ------------   -----------  ------------  ------------ ------------
Total Capitalization                     2,046.2      2,210.1       2,242.2       2,131.8       2,337.4      2,496.0
Short-Term Debt                            284.0        269.8         128.8         274.6         192.4        120.0
                                     ------------ ------------   -----------  ------------  ------------ ------------

Total Invested Capital                  $2,330.2     $2,479.9      $2,371.0      $2,406.4      $2,529.8     $2,616.0
                                     ============ ============   ===========  ============  ============ ============

Total Capitalization:
  Long-Term Debt                           54.1%        66.7%         65.8%         66.3%         69.7%        71.4%
  Trust Preferred (1)                       8.2%            -             -             -             -            -
  Common Equity                            37.7%        27.4%         28.4%         27.6%         24.7%        23.4%
  Preferred Stock                              -         5.9%          5.8%          6.1%          5.6%         5.2%
Total Invested Capital:
  Senior Debt (4)                          54.4%        70.4%         67.6%         70.2%         72.0%        72.7%
  Total Debt:
    W/O Receivables Sold (5)               59.7%        70.4%         67.6%         70.2%         72.0%        72.7%
    With Receivables Sold (5)              63.4%        71.3%         70.6%         72.4%         74.3%        74.8%

(1)      Company-Obligated   Mandatorily   Redeemable   Convertible   Preferred
         Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp., see "Net Cash Flows from Financing Activities" elsewhere herein.
(2) Includes unrealized gains on its investment in Itron, Inc. ("Itron"), net of tax of $8.1 million, $9.8 million, $15.3 million and $2.6 million at September 30, 1996 and 1995 and December 31, 1995 and 1994, respectively. At November 11, 1996, the Company's investment in Itron had declined to a market value of approximately $30.0 million, representing an unrealized gain of approximately $2.2 million, net of tax of approximately $1.2 million.
(3) Exchanged for convertible subordinated debentures in June 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.
(4) Excludes the $124.5 million of the Company's 6% Convertible Subordinated Debentures due 2012 outstanding at September 30, 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.

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

Net Cash Flows from Operating Activities

         "Net cash provided by operating activities" as shown in the accompanying Statement of Consolidated Cash Flows ("Cash Flow Statement") increased from $138.7 million in the first nine months of 1995 to $194.9 million in the first nine months of 1996. This increase of $56.2 million (40.5%) was principally due to:

* An increase of $54.4 million in 1996 cash provided by the net of accounts receivable and accounts payable. This net increase was principally due to (1) $110.7 million of decreased 1996 cash outflows associated with the Company's use of its receivable sales facility, see "Receivable Sales Facility" following and (2) $55.2 million of increased 1996 accounts receivable collections, principally due to the relatively higher December 31, 1995 accounts receivable balance. These favorable impacts were partially offset by $111.5 million of increased 1996 cash used for accounts payable, principally due to the relatively larger December 31, 1995 balance in accounts payable.

* An increase of $27.3 million in 1996 cash provided by recovery of deferred gas costs, principally due to the relatively higher December 31, 1995 balance in deferred gas costs.

* An increase of $37.0 million in 1996 income before depreciation and amortization, deferred income taxes, extraordinary items and other non-cash charges and credits, see "Material Changes in the Results of Operations" elsewhere herein.

These favorable impacts were partially offset by:

* Increases totaling $49.1 million in 1996 cash used for certain miscellaneous working capital items, principally due to $49.9 million of decreased 1996 cash provided from inventories. This decrease was principally due to the relatively lower December 31, 1995 balance of gas in underground storage due to the late-1995 storage withdrawals due to colder weather.

* A decrease of $13.4 million in 1996 cash recoveries under gas contract disputes as the underlying agreements continue to "unwind".

         As further described in the Company's 1995 Report on Form 10-K, under an August 1995 agreement, the Company sells an undivided interest (currently limited to a maximum of $235 million) in a designated pool of accounts receivable with limited recourse and subject to a floating interest rate provision. Following is selected information concerning the utilization of this facility.

                                                     Quarter Ended                      Nine Months Ended
Receivable Sales Facility                            September 30                         September 30
----------------------------------------     ------------------------------    ------------------------------------
(dollars in millions)                            1996             1995               1996                1995
                                             -------------    -------------    -----------------    ---------------

Net cash inflows(outflows)                     $   96.9         $  (69.8)             $   -            $ (110.7)
Pre-tax loss on sale                               (2.2)            (2.1)                (7.0)             (7.2)
Average receivables sold (1)                   $  200.3         $   90.1              $ 172.0          $  128.4
Weighted average rate (2)                          5.33%            6.02%                5.42%             6.07%

                                                     September 30
                                             ------------------------------      December 31
                                                 1996             1995               1995
                                             -------------    -------------    -----------------
                                                           (millions of dollars)
Receivables sold and uncollected                $ 235.0         $  82.1             $  235.0
Collateral for receivables sold                 $  30.0         $  18.7             $   35.0

(1)      Based on daily balances.
(2) Exclusive of a facility fee payable on the full commitment of $235 million, which fee was 60 basis points through August 21, 1995, declined to 40 basis points through March 1, 1996 and currently is 30 basis points. The rate in effect at September 30, 1996 (exclusive of the facility fee) was 5.36%.

Net Cash Flows from Investing Activities

     The Company's capital expenditures by business unit for the nine months ended September 30, 1996 and 1995 were as follows:

                                               Nine Months Ended
                                                  September 30
                               ----------------------------------------------
                                                              Increase
                                  1996        1995           (Decrease)
                               ----------- -----------  ---------------------
                               (millions of dollars)           ($/%)
Natural Gas Distribution        $  78.7      $  89.6     $(10.9) / (12.2)%
Interstate Pipelines               26.1         25.7         0.4 / 1.6%
Wholesale Energy Marketing          -            -             - / -
Natural Gas Gathering               6.1          2.3        3.8 / 165.2%
Retail Energy Marketing             1.6          0.1         1.5 / N/M
Corporate and Other                 3.7          0.3         3.4 / N/M
                               =========== ===========
                                $ 116.2      $ 118.0      $(1.8) / (1.5)%
                               =========== ===========

         Capital expenditures decreased from $118.0 million in the first nine months of 1995 to $116.2 million in the first nine months of 1996, a decrease of $1.8 million (1.5%), as a decrease in spending by Distribution was partially offset by increased spending in Natural Gas Gathering and Corporate and Other. The decrease from 1995 to 1996 in Distribution spending was principally due to
(1) decreased 1996 expenditures at Minnegasco for distribution mains, reflecting
(i) the late construction start due to cold weather and (ii) higher system expansion costs in 1995, (2) decreased 1996 capital spending at Entex for meters and regulators and system replacements, and (3) decreased 1996 capital spending at Arkla for system extensions and replacements. The increased 1996 spending in Natural Gas Gathering was principally due to the purchase of field compression equipment which formerly had been leased. The increased 1996 spending for Corporate and Other was principally due to 1996 expenditures for Corporate aircraft and leasehold improvements. The Company's capital expenditures for the full year 1996 are currently budgeted at approximately $184.3 million, exclusive of expenditures for international projects (which are expected to average approximately $25 million per year for the next 3-5 years). The Company expects that its capital spending needs will be met with cash provided by operations and, if necessary, by incremental borrowing.

         During the first quarter of 1995, the Company sold 80,000 shares of the Common Stock of Itron, Inc., yielding cash proceeds of approximately $1.4 million. As further discussed in the Company's 1995 Report on Form 10-K, the Company currently owns approximately 1.5 million of such shares, see "INVESTED CAPITAL" elsewhere herein.

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



                                                           Quarter Ended                      Nine Months Ended
Short-Term Borrowings                                       September 30                         September 30
---------------------
                                                   -------------------------------    -----------------------------------
                                                       1996             1995               1996                1995
                                                   --------------   --------------    ----------------     --------------
                                                                           (dollars in millions)
Weighted average amount borrowed (1)                 $   9.3          $   43.3               $   9.8          $   52.7
Maximum amount borrowed (1)                          $  58.0          $  130.0               $  58.0          $  135.0
Weighted average rate (1)                               5.61%             6.95%                 6.05%             6.84%


                                                            September 30
                                                   -------------------------------      December 31
                                                       1996             1995               1995
                                                   --------------   --------------    ----------------
                                                                 (dollars in millions)
Amount Borrowed: (2)
  The Facility                                       $  40.0            $  0.0               $   0.0
  Informal lines of credit                           $  18.0            $  0.0               $  10.0
Weighted average rate                                   5.73%              N/A                  6.68%

(1) As applicable, includes both the Facility and informal credit lines. Weighted average amount borrowed and maximum amount borrowed are based on week-end balances.
(2) The Company had $50 million in borrowings under the Facility at October 31, 1996, and therefore had $350 million of remaining capacity under the Facility, which amount is expected to be adequate for the Company's current and projected needs for short-term financing.

         As further discussed in the Company's 1995 Report on Form 10-K, the Company's long-term financing historically has been obtained through the issuance of common stock, preferred stock and unsecured debentures and notes (the Company is precluded under an indenture from issuing mortgage debt). Following is a discussion of significant financing activities during 1996:

Common Stock Offering

         In June 1996, the Company issued 11,500,000 shares of NorAm Energy Corp. Common Stock (the "Common Stock") to the public at a price of $9.875 per share, yielding net cash proceeds of approximately $109.0 million after deducting an underwriting discount of 4.05% and before deducting expenses of approximately $0.1 million. The net proceeds from the offering principally were used to retire debt as described following.

Trust Preferred Offering

                   In June 1996, the Company issued $177.8 million of 6.25% Convertible Subordinated Debentures due 2026 (unless extended by the Company as discussed following) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law, wholly owned by the Company. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (106,720 shares, representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses of approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. The net proceeds from these transactions principally were used to retire debt as described following.

                   The Trust Preferred, as more fully described in the offering documents, accrues a dividend equal to 6.25% of the $50 liquidation amount, payable quarterly in arrears. The ability of the Trust to pay distributions on the Trust Preferred is solely dependent on its receipt of interest payments on the Trust Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Trust Debentures and in the indenture pursuant to which the Trust Debentures were issued and the Company's obligations under the Amended and Restated
Declaration of Trust governing the Trust, provides a full and unconditional guarantee of amounts due on the Trust Preferred. The Company has the right to defer interest payments on the Trust Debentures as discussed following. In the case of such deferral, quarterly distributions on the Trust Preferred would be deferred by the Trust but would continue to accumulate quarterly and would accrue interest. Each share of Trust Preferred is convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred, subject to adjustment in certain circumstances. The Trust Preferred does not have a stated maturity date, although it is subject to mandatory redemption upon maturity of the Trust Debentures or to the extent that the Trust Debentures are redeemed. The redemption price in either such case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption. In general, holders of the Trust Preferred do not have any voting rights.

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

Debt Retirements and Reacquisitions

         Utilizing, in large part, the proceeds from the offerings discussed preceding, in June 1996, the Company (1) retired the $109.1 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million or $0.03 per share after-tax) and (2) retired its $150 million bank term loan due 2000 at face value. The Company also made certain other debt reacquisitions and scheduled debt retirements, see Note B of the accompanying Notes to Consolidated Financial Statements.

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

         As more fully discussed in the Company's 1995 Report on Form 10-K, the Company enters into interest rate swaps in which, in general, one party pays a fixed rate on the notional amount while the other party pays a LIBOR-based rate for the purposes of (1) effectively fixing the interest rate on debt expected to be issued for refunding purposes and (2) adjusting the amount of its overall debt portfolio which is exposed to market interest rate fluctuations. The effect of these swaps (none of which are leveraged) was to increase the Company's interest expense by $0.1 million and $0.5 million for the quarters ended September 30, 1996 and 1995, respectively, and to decrease the Company's interest expense by $1.3 million for the nine months ended September 30, 1996. The impact of these swaps on interest expense for the nine months ended September 30, 1995 was not material. Following is selected information on the Company's portfolio of interest rate swaps at September 30, 1996:



Interest Rate Swap Portfolio at September 30, 1996(1)
-------------------------------------------------------------------
(dollars in millions)                                                                          Estimated
                           Notional                Period                  Interest Rate          Market
      Initiated             Amount                Covered                Fixed/Floating(2)       Value(3)
-----------------------   ------------    -------------------------     ---------------------  -------------
December 1995                $  50.0      Apr.1997 - Apr.2002      (4)     5.92% / 6.88%          $  1.9
December 1995                   50.0      Apr.1997 - Apr.2002      (4)     5.92% / 6.88%             1.9
January 1996                    50.0      Apr.1997 - Apr.2002      (4)     5.80% / 6.88%             2.2
February 1996                   50.0      Apr.1997 - Apr.2002      (4)     5.77% / 6.88%             2.3
February 1996                   50.0      Mar.1996 - Jan.1998      (5)     4.76% / 5.90%             0.7
February 1996                   50.0      Jun.1996 - Dec.1997      (5)     4.71% / 5.91%             0.7
                          ------------                                                         -------------
       Totals                $ 300.0                                                              $  9.7
                          ============                                                         =============

(1) In addition to the swaps entered into during 1996, the Company's portfolio of interest rate swaps as of December 31, 1995 also changed due to the termination of $250.0 million notional amount of swaps during the first quarter of 1996 (no material gain or loss was recognized).
(2) In each case, the Company is the fixed-price payor. The floating rate is estimated as of September 30, 1996.
(3) Represents the estimated amount which would have been realized upon termination of the swap at September 30, 1996.
(4) Swaps entered into for the purpose of effectively fixing the interest rate on debt expected to be issued in 1997 for refunding purposes.
(5) Swaps entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.

         The Company received cash proceeds from sales of its common stock pursuant to its Direct Stock Purchase Plan of approximately $7.6 million and $7.7 million during the nine months ended September 30, 1996 and 1995, respectively. The Company (1) paid common and preferred dividends totaling approximately $30.9 million and $31.8 million during the nine months ended September 30, 1996 and 1995, respectively, (2) recently declared its regular quarterly common dividend and (3) during June 1996, exchanged its Preferred
Stock, Series A for convertible subordinated debentures, see "Dividend Declaration" under "Recent Developments" elsewhere herein and "Exchange of Preferred Stock, Series A" preceding.

         As further discussed in the Company's 1995 Report on Form 10-K, the Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, as well as placing a limitation of (1) $2,055 million on total debt and (2) $200 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at September 30, 1996, the Company had incremental debt capacity of $619.1 million and, while the Company is not required to calculate and apply the stockholders' equity limitation on an interim basis, if it were applied at September 30, 1996, the Company would have had incremental dividend capacity of $212.6 million. The Company has engaged in several transactions which affect these calculations, see "Common Stock Offering", "Trust Preferred Offering", "Debt Retirements and Reacquisitions" and "Exchange of Preferred Stock, Series A" preceding.

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

                                                        Nine Months Ended
                                                           September 30
                                                    --------------------------
                                                       1996          1995
                                                    ------------  ------------
Use (Source)                                          (millions of dollars)
Recoveries under gas contract
  settlements                                         $   (8.8)     $  (22.2)
Capital expenditures                                     116.2         118.0
Common and preferred dividends                            30.9          31.8
Debt retirements and reacquisitions (1)                  395.0          34.4
Other interim debt repayments(borrowings)                (48.0)        110.0
Change in receivables sold                                 0.0         110.7
Return of advance received under
  contingent sales agreement                               -            50.0
Decrease in overdrafts                                     1.5          15.1
                                                    ------------  ------------

    Selected External Uses of Cash                       486.8         447.8

Less:
  Sale of Itron stock                                      -            (1.4)
  Common stock issuance (2)                             (116.5)         (7.7)
  Issuance of Trust Preferred (2)                       (167.7)          -
  Issuance of debt                                         -          (200.0)
  Change in cash balance                                   1.0         (10.3)
                                                    ------------  ------------

    Cash Generated from Other Sources,
    Principally Internal                               $ 203.6       $ 228.4

                                                    ============  ============

(1)  See Note B of the accompanying Notes to Consolidated Financial Statements.
(2)  See "Net Cash Flows from Financing Activities" elsewhere herein.

COMMITMENTS

         Capital Expenditures. The Company had capital commitments of less than $30 million at September 30, 1996, which projects are expected to be funded through cash provided by operations and/or incremental borrowings, see "Net Cash Flows from Investing Activities" elsewhere herein. As described in the Company's 1995 Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

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

CONTINGENCIES

         Letters of Credit. At September 30, 1996, the Company was obligated for approximately $22.0 million under letters of credit which are incidental to its ordinary business operations.

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

                           Part II. Other Information

Item 1. Legal Proceedings

         On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger or to rescind the merger and/or to recover damages in the event that the Houston Industries merger is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, that the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27, Financial Data Schedule

         (b)      Reports on Form 8-K

                           Current  Report on Form 8-K  dated  August  11,  1996
                  announcing the approval by the Company's Board of Directors of an Agreement and Plan of Merger ("the Merger Agreement") with Houston Industries Incorporated ("HI"), Houston Lighting and Power Company ("HL&P") and HI Merger, Inc. Pursuant to the Merger Agreement, the Company would merge into HI Merger, Inc. which would be renamed "NorAm Energy Corp." and would be a wholly-owned subsidiary of the entity which would result from the merger of HI and HL&P.

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





Dated:     November 14, 1996