Form 10-K
period 1996-12-31
NORAM ENERGY CORP
filed 1997-03-28
CIK 7314

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 1-3751

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

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
       COMMON STOCK, $.625 PAR VALUE              NEW YORK STOCK EXCHANGE
       NORAM FINANCING I 6 1/4 CONVERTIBLE
       TRUST ORIGINATED PREFERRED SECURITIES,
       GUARANTEED BY NORAM ENERGY CORP. TO THE
       EXTENT DESCRIBED THEREIN                   NEW YORK STOCK EXCHANGE

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

              INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ('229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

              THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-
       AFFILIATES: $2,002,841,890 COMMON STOCK, $.625 PAR VALUE, BASED UPON THE CLOSING SALES PRICE ON MARCH 20, 1997 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, USING BENEFICIAL OWNERSHIP OF STOCK RULES ADOPTED PURSUANT TO
       SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 AND EXCLUDING STOCK OWNED BY AFFILIATES. INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE
       DATE: 137,995,823 SHARES OF COMMON STOCK, $.625 PAR VALUE, AS OF MARCH 20, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

       NORAM ENERGY CORP. DEFINITIVE PROXY STATEMENT RESPECTING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 1997, TO BE FILED PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS REPORT) IS INCORPORATED BY REFERENCE.

       THE EXHIBITS INCLUDED IN THIS REPORT ARE INDEXED ON PAGES 92 THROUGH 94.

                              TABLE  OF  CONTENTS

                                                                            PAGE
                                                                            ----
PART I
------
ITEM 1.   BUSINESS                                                             1
       Natural Gas Distribution                                                2
       Interstate Pipelines                                                    5
       Wholesale Energy Marketing                                              8
       Natural Gas Gathering                                                   8
       Retail Energy Marketing                                                 9
       Market Factors                                                          9
       Regulation                                                             10
       Environmental Matters                                                  12
       Mergers, Acquisitions and Dispositions                                 12
       Employees                                                              14
ITEM 2.  PROPERTIES                                                           14
ITEM 3.  LEGAL PROCEEDINGS                                                    14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15
REGULATION S-K, ITEM 401(B) EXECUTIVE OFFICERS OF THE COMPANY                 16

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                             18
ITEM 6.  SELECTED FINANCIAL DATA                                              19
ITEM 7.  MANAGEMENT ANALYSIS                                                  19
       Merger With Houston Industries                                         19
       Organization and Accounting Policies                                   20
       Material Changes in the Results of Continuing Operations               21
              General                                                         21
              Regulatory Matters                                              22
              Change in Estimated Service Lives of Certain Assets             24
              Operating Income (Loss) by Business Unit                        25
                     Summary Table                                            25
                     Natural Gas Distribution                                 25
                     Interstate Pipelines                                     28
                     Wholesale Energy Marketing                               34
                     Natural Gas Gathering                                    37
                     Retail Energy Marketing                                  39
                     Corporate and Other                                      41
              Non-Operating Income and Expense                                42
       Discontinued Operations                                                43
       Liquidity and Capital Resources                                        44
       Commitments and Contingencies                                          52
       Earnings Per Share                                                     57
RATIO OF EARNINGS TO FIXED CHARGES                                            58
DEBT RETIREMENT SCHEDULE                                                      58
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          58
       Statement of Consolidated Income                                       59
       Consolidated Balance Sheet                                             60
       Statement of Consolidated Stockholders' Equity                         62
       Statement of Consolidated Cash Flows                                   63
       Notes to Consolidated Financial Statements                             64
       Report of Independent Accountants                                      89
       Management's Responsibility for Financial Statements                   89
       Quarterly Information                                                  90
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                 91

                                                                              PAGE
                                                                              ----
PART  III
---------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                      91
ITEM 11.  EXECUTIVE COMPENSATION                                              91
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                     91
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      91

PART IV
-------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                                        91

                     NORAM ENERGY CORP. AND SUBSIDIARIES
                                    PART I


ITEM 1.  BUSINESS

NorAm Energy Corp. (the "Company") was incorporated in 1928 under the laws of the State of Delaware and is principally engaged in the distribution and transmission of natural gas including gathering, marketing and storage of natural gas.

       On August 11, 1996, the Company signed an Agreement and Plan of Merger (the "Merger Agreement") among Houston Industries Incorporated ("Houston Industries"), Houston Lighting & Power Company ("HL&P"), HI Merger, Inc. ("Merger Sub") and the Company. The Merger Agreement provides for:

o the merger of Houston Industries into HL&P (the "Houston Industries/HL&P Merger"), as a result of which each outstanding share of Houston Industries common stock will be converted into one share of common stock of HL&P, which will be renamed "Houston Industries Incorporated" ("HII") and will continue to conduct HL&P's electric utility business under HL&P's name, and

o the merger of the Company into Merger Sub (the "NorAm Merger", and together with the Houston Industries/HL&P Merger, the "Basic Mergers"), as a result of which the Company will become a wholly owned subsidiary of HII and the outstanding shares of common stock of the Company will be converted into the right to receive cash or HII common stock as more fully described herein, see "Management Analysis - Merger With Houston Industries," (the term "Transaction" refers to the business combination between the Company and Houston Industries).


       For a discussion of the current status of the Transaction, see "Mergers, Acquisitions and Dispositions."

       The revenue, operating profit and identifiable assets of the Company's natural gas segment exceed 90% of the respective totals for the Company. Accordingly, the Company is not required to report on a "segment" basis, although the Company is organized into, and the following business description focuses on, the six operating units described below. In recognition of the manner in which the Company manages its portfolio of businesses, the Company has segregated its results of operations into (1) Natural Gas Distribution, (2) Interstate Pipelines, (3) Wholesale Energy Marketing, (4) Natural Gas Gathering, (5) Retail Energy Marketing and (6) Corporate and Other. Set forth below is the Operating Income (Loss) by these Business Units.

OPERATING  INCOME  (LOSS) BY BUSINESS UNIT(1)
-------------------------------------------------------------------------------
(millions of dollars)                  1996          1995       1994
-------------------------------------------------------------------------------
Natural Gas Distribution             $ 183.9(2)    $ 158.0    $ 145.5
Interstate Pipelines (3)               124.4(2)      103.8      105.4
Wholesale Energy Marketing              12.1           4.2       (3.0)
Natural Gas Gathering (3)               13.9           8.7        5.6
Retail Energy Marketing                 29.7          22.2       18.4
Corporate and Other (4)                (27.2)         (9.6)      (7.0)
-------------------------------------------------------------------------------
     Subtotal                          336.8         287.3      264.9
Early Retirement and Severance (5)     (22.3)         --         --
-------------------------------------------------------------------------------
     Consolidated                    $ 314.5       $ 287.3    $ 264.9
===============================================================================

(1) In general, transactions among business units are recorded at market prices and material affiliate transactions within business units are eliminated.
(2)  Before the charge for early retirement and severance, see (5) following.
(3) Reflects a change in depreciation rates during 1995, see Note 1 of Notes to Consolidated Financial Statements.
(4) Includes amortization of goodwill, see Note 1 of Notes to Consolidated Financial Statements.
(5) Costs associated with early retirement and severance, see "Management Analysis - Material Changes in the Results of Continuing Operations - Natural Gas Distribution and Interstate Pipelines" elsewhere herein.


       The Company is also pursuing opportunities for international investment. The Company's efforts thus far have focused on opportunities emerging in Latin America due to privatization initiatives currently underway in a number of countries, as well as broad-based efforts to encourage international investment, see "Management Analysis - Material Changes in the Results of Continuing Operations - General." The Company's miscellaneous activities, whose collective results of operations currently are not material, principally consist of (1) home care services, including (i) appliance sales and service,
(ii) home security services, and (iii) resale of long distance telephone service, and (2) utility services, principally line locating services.

NATURAL GAS DISTRIBUTION

The Company's natural gas distribution business is conducted through three divisions, Arkla, Entex and Minnegasco, and their affiliates. These three divisions serve over 2.7 million customers in six states, including the metropolitan areas of Minneapolis, Minnesota, Houston, Texas, Little Rock, Arkansas and Shreveport, Louisiana. Natural Gas Distribution as presently constituted consists principally of natural gas sales to and natural gas transportation for residential, commercial and a limited number of industrial customers, substantially all of which are located behind the "city gate" and subject to traditional cost-of-service rate regulation. In almost all of the communities in which it provides service, the city or other relevant governmental body has granted the Company a franchise to serve, and its service is subject to the terms and conditions of the franchise. In most instances the Company's franchise is not exclusive. The rates at which the Company provides service at retail to its residential and commercial customers are, in all instances, subject to regulation by the relevant state public service commissions and, in Texas, also by municipalities. The services provided by the Company to its industrial customers are largely unregulated in Texas and Louisiana, and are subject to regulatory supervision of differing degrees in each of the other states, (see "Management Analysis - Material Changes in the Results of Continuing Operations - Regulatory Matters"). During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as the result of the reorganization of certain functions. (See "Management Analysis - Material Changes in the Results of Continuing Operations - Natural Gas Distribution").

       Arkla provides service in approximately 621 communities in the states of Arkansas, Louisiana, Oklahoma and Texas. The largest communities served by Arkla are the metropolitan areas of Little Rock, Arkansas and Shreveport, Louisiana. In 1996, approximately 73% of Arkla's total throughput was composed of sales of gas at retail and approximately 27% was attributable to transportation services. For the same period, approximately 62% of Arkla's supplies were obtained from NorAm Gas Transmission Company ("NGT"), Mississippi River Transmission Corporation ("MRT"), or NorAm Energy Services, Inc. ("NES"). NGT, MRT and NES are wholly owned subsidiaries of the Company. In September of 1994, Arkla and NGT, respectively, completed the sale of its Kansas distribution properties and certain related pipeline assets of NGT, located in Kansas, to UtiliCorp United Inc. ("UtiliCorp", an affiliate of Peoples Natural Gas) for approximately $23 million in cash. This sale terminated the Company's distribution operations in Kansas.

       Entex provides service in approximately 502 communities in the states of Texas, Louisiana and Mississippi. The largest community served by Entex is the metropolitan area of Houston, Texas. In 1996, approximately 97% of Entex's total throughput was composed of sales of gas at retail and approximately 3% was attributable to transportation services. For the same period, Entex's principal suppliers of gas were Cokinos Natural Gas, Enron Capital & Trade Resources, Koch Gateway Pipeline Company, Tejas Corp. and certain affiliates of each such company. No other supplier accounted for more than 10% of Entex's purchases.

       During 1996, Minnegasco provided service in approximately 245 communities in Minnesota. The largest community served by Minnegasco is Minneapolis, Minnesota and its suburbs. In 1996, approximately 97% of Minnegasco's total throughput was composed of sales of gas at retail and approximately 3% was attributable to transportation services. For the same period, Minnegasco's principal pipeline service providers were Northern Natural Gas Company, Viking Gas Transmission Company, Minnesota Intrastate Pipeline and Natural Gas Pipeline Company of America. For the same period, Minnegasco's principal suppliers of gas were Pan Alberta Gas, NES, Tenaska Gas Marketing and Trans-Canada Gas Marketing. No other supplier of natural gas accounted for more than 5% of Minnegasco's purchases. In February 1993, Minnegasco completed the sale of its Nebraska distribution system to UtiliCorp for $75.3 million in cash plus an additional payment of $17.8 million for net working capital transferred. In September of 1993, Minnegasco completed the exchange of its South Dakota distribution properties plus $38 million in cash for the Minnesota distribution properties of Midwest Gas, a division of Midwest Power System Inc. ("Midwest"). The UtiliCorp and Midwest transactions terminated Minnegasco's distribution operations outside of Minnesota.

       The following table summarizes by state the number of communities and the estimated number of customers served by the Company as of December 31, 1996:

--------------------------------------------------------
   SERVICE AREA                 COMMUNITIES   NUMBER OF
   LOCATIONS                      SERVED      CUSTOMERS
--------------------------------------------------------
    Texas                           373      1,211,836
    Minnesota                       245        639,824
    Arkansas                        384        439,427
    Louisiana                       179        262,934
    Mississippi                      91        119,264
    Oklahoma                         96        114,605
--------------------------------------------------------
       Total                      1,368      2,787,890
========================================================

       The following table summarizes the estimated number of customers served by each of the divisions as of December 31, 1996 and 1995:


--------------------------------------------------------
                            YEAR ENDED DECEMBER 31,
CUSTOMERS BY DIVISION         1996          1995
--------------------------------------------------------
   Entex                   1,412,495      1,394,292
   Arkla                     735,571        727,235
   Minnegasco                639,824        626,367

--------------------------------------------------------
     Total                 2,787,890      2,747,894
========================================================


       The following table provides the average number of customers served during 1996, 1995 and 1994:

----------------------------------------------------------------------
                                    YEAR ENDED DECEMBER 31,
AVERAGE NUMBER OF CUSTOMERS     1996           1995            1994
----------------------------------------------------------------------
   Residential                2,531,775      2,495,022      2,458,520
   Commercial                   227,571        224,946        222,193
   Industrial                     2,326          2,338          2,462
----------------------------------------------------------------------
      Total                   2,761,672      2,722,306      2,683,175
======================================================================


       The Company's approximately 55,000 linear miles of gas distribution mains vary in size from one-half inch to 24 inches. Generally, in each of the cities, towns and rural areas it serves, the Company owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises, and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which the Company receives gas from its suppliers are owned, operated and maintained by others, and the distribution facilities of the Company begin at the outlet of the measuring equipment. These facilities include odorizing equipment usually located on the land owned by suppliers and district regulator installations, in most cases located on small parcels of land which are leased or owned by the Company.

       Consolidated revenue, and throughput data of the distribution divisions are as follows:

NATURAL GAS DISTRIBUTION
-----------------------------------------------------------------------
(in millions of dollars)             YEAR ENDED DECEMBER 31,
OPERATING REVENUES               1996           1995           1994
-----------------------------------------------------------------------
     Sales                 $    2,074.1   $    1,678.6   $    1,769.9
     Transportation                16.0           19.1           17.6
     Other                         23.5           21.7           23.1
-----------------------------------------------------------------------
       Total               $    2,113.6   $    1,719.4   $    1,810.6
=======================================================================

-----------------------------------------------------------------------
(in billions of cubic feet)            YEAR ENDED DECEMBER 31,
THROUGHPUT                        1996           1995           1994
-----------------------------------------------------------------------
  Sales
    Residential                   198.8          183.3          180.0
    Commercial                    133.7          123.3          119.1
    Industrial                     57.9           52.4           53.4
  Transportation                   42.0           49.4           44.9
-----------------------------------------------------------------------
      Total                       432.4          408.4          397.4
=======================================================================

INTERSTATE PIPELINES

The Company's interstate natural gas pipeline business (collectively referred to as "Interstate Pipelines" or "Pipeline") is conducted principally through NGT and MRT, two wholly owned subsidiaries of the Company together with certain subsidiaries and affiliates. The Company's natural gas gathering activities subsequent to 1993 and wholesale energy marketing activities for all periods, previously included with Pipeline, are now separately discussed, see "Wholesale Energy Marketing" and "Natural Gas Gathering" elsewhere herein.

       In March 1993, the Company transferred assets, liabilities and service obligations of Arkla Energy Resources, formerly a division of the Company, into a then newly-formed wholly owned subsidiary of the Company, now called NGT, pursuant to an order from the Federal Energy Regulatory Commission ("FERC") approving the transfer. As a result of this transfer of assets, liabilities and service obligations, the FERC now has sole jurisdiction over NGT's interstate pipeline business, including transportation services and certain of NGT's transactions with affiliates of the Company, which historically were subject to both FERC and state regulatory oversight, see "Regulation."

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

       In February 1996, Pipeline announced a reorganization plan which resulted in the elimination of a total of approximately 275 positions at NGT
and MRT.   See "Management Analysis - Material Changes in the Results of
Continuing Operations - Interstate Pipelines".

       NGT owns and operates a natural gas pipeline system located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. At December 31, 1996 the NGT system consisted of approximately 6,200 miles of transmission lines. The NGT pipeline system extends generally in an easterly direction from the Anadarko Basin area of the Texas Panhandle and western Oklahoma through the Arkoma Basin area of eastern Oklahoma and Arkansas to the Mississippi River. Additional pipelines extend from east Texas to north Louisiana and central Arkansas, and from the mainline system in Oklahoma and Arkansas to south central Kansas and southwest Missouri. In its system, NGT operates various compressor facilities related to its gas transmission business. NGT's peak day gas handled during the 1996/97 heating season was approximately 2.3 billion cubic feet ("Bcf"). NGT, on behalf of various shippers, transports and delivers gas to distributors for resale and ultimate public consumption, to industrial customers for their own use and consumption, and to third party pipeline interconnects located in the states of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. In 1996, NGT's throughput totaled 607.8 million MMBtu. Approximately 18% of the total throughput was attributable to services provided to Arkla, and 28% was attributable to gas marketed by NES to other parties. No other customer or supplier accounted for more than 10% of NGT's throughput.

       The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois. This pipeline system includes the "Main Line System," the "East Line," and the "West Line." The Main Line System includes three transmission lines extending approximately 435 miles from Perryville, Louisiana, to the greater St. Louis area. The East Line, also a main transmission line, extends approximately 94 miles from southwestern Illinois to St. Louis. The West Line extends approximately 140 miles from east Texas to Perryville, Louisiana. The system also includes various other branch, lateral and transmission lines and compressor stations. During 1996, MRT's throughput totaled 409.6 million MMBtu. Approximately half of MRT's total 1996 volumes were delivered to its traditional markets along its system in Missouri, Illinois and Arkansas with the remaining volumes delivered to off-system customers. MRT's peak day deliveries during the 1996/97 heating season to its traditional market area customers were approximately one million MMBtu. MRT's largest customer is Laclede Gas Company, which serves metropolitan St. Louis and to which MRT provides service under several long-term firm transportation and storage agreements and an agency agreement. The FERC has jurisdiction over MRT with regard to its interstate pipeline business. See "Regulation".

       The Company owns and operates seven gas storage fields. Four storage fields are associated with NGT's pipeline and have a combined maximum deliverability of approximately 655 million cubic feet ("MMcf") per day and a working gas capacity of approximately 22.4 Bcf. NGT also owns a 1/12 interest in Koch Gateway Pipeline Company's Bistineau storage field which provides an additional 100 MMcf per day of deliverability and additional working gas capacity of 8 Bcf. The two largest NGT storage fields are located in Oklahoma: the Ada field - capable of delivering approximately 330 MMcf per day, and the Chiles Dome field - capable of delivering 265 MMcf per day. The other NGT storage fields, Ruston and Collinson, are located near Ruston, Louisiana and Winfield, Kansas, respectively. The Collinson storage field is currently being prepared for abandonment. Three storage fields are associated with MRT's pipeline and have a maximum aggregate deliverability of approximately 580 MMcf per day and a working gas capacity of approximately 31 Bcf. Most of MRT's storage capacity is located in two fields in north central Louisiana, near Ruston. MRT's other storage field is located at St. Jacob, Illinois off of MRT's East Line. During 1996, all of MRT's storage capacity was subscribed on a firm basis by its customers, who had contracted for the capacity as a result of MRT's FERC Order 636 restructuring proceeding.

       Consolidated revenue and throughput data for Pipeline is as follows:

INTERSTATE PIPELINES
-----------------------------------------------------------------------
(in millions of dollars)            YEAR ENDED DECEMBER 31,
OPERATING REVENUES             1996            1995          1994
-----------------------------------------------------------------------
       Sales               $       86.4   $       100.8   $      162.4
       Transportation             260.4           245.9          238.2
-----------------------------------------------------------------------
         Total             $      346.8   $       346.7   $      400.6
=======================================================================

-------------------------------------------------------------------
(million MMBtu)                           YEAR ENDED DECEMBER 31,
THROUGHPUT                              1996       1995      1994
-------------------------------------------------------------------
  Sales                                  33.2      51.7      45.9
  Transportation                        952.0     974.3     831.8
  FERC Order 636 Elimination (1)        (31.3)    (49.7)    (42.6)
-------------------------------------------------------------------
    Total                               953.9     976.3     835.1
===================================================================

(1) When sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput. No elimination is made for volumes of 204.2 million MMBtu, 196.6 million MMBtu and 145.8 million MMBtu in 1996, 1995 and 1994, respectively, which were transported on both the NGT and MRT systems.


       During the 1980s, the Company, as most other pipelines, was compelled to resolve a number of significant disputes with its suppliers under contracts which allegedly required the Company to take or, if not taken pay for, quantities of gas in excess of its available sales markets and/or at prices generally above the levels required by such markets. These disputes, generally referred to as "take-or-pay" claims, have been resolved in a number of ways, including both buy-out/buy-downs and payments for gas in advance of its delivery. In the third quarter of 1989, the Company recorded a pre-tax Special Charge of $269 million related to these claims. The amount shown as "Gas purchased in advance of delivery" in the Company's Consolidated Balance Sheet and the component of "Investments and other assets" bearing the same caption represent, in substantial part, amounts paid to suppliers in conjunction with the above referenced settlements. These prepayments for gas have been recorded at their net realizable value and, to the extent that the Company is unable to realize at least this amount through sale of the gas as delivered over the life of these agreements, its earnings will be adversely affected, although such impact is not expected to be material.

       In addition to these prepayments, the Company is committed under certain agreements to purchase certain quantities of gas in the future. At December 31, 1996, the Company had the following gas take commitments under its agreements which are not variable-market-based priced:


                               VOLUME              VALUE              AVERAGE
                             (MILLIONS OF          ($ IN               PRICE
                               MMBTU)             MILLIONS)          ($/MMBTU)
                               ------             ---------          ---------
     1997                      14.8                $32.1               $2.17
     1998                      11.6                 24.8                2.14
     1999                       5.8                 13.1                2.25
     2000                       0.6                  2.1                3.47
  Beyond 2000                   0.5                $ 1.7               $3.47

       At December 31, 1996, the Company had the following gas take commitments under its agreements which are variable-market-based priced, valued using an average spot price over the delivery period of approximately $3.53/MMBtu:


                               VOLUME              VALUE              AVERAGE
                             (MILLIONS OF          ($ IN               PRICE
                               MMBTU)             MILLIONS)          ($/MMBTU)
                               ------             ---------          ---------
     1997                       139.0             $507.9             $3.65
     1998                         5.5               12.3              2.24
     1999                         4.3                9.2              2.15
     2000                         3.7             $  8.3             $2.24
  Beyond 2000                      --                 --                --


       In order to mitigate the risk from market fluctuations in the price of natural gas and transportation during the terms of these commitments, the Company operates an ongoing risk management program designed to limit the Company's exposure from its obligations under these commitments, (see Notes 1 and 7 of Notes to Consolidated Financial Statements). To the extent that the Company expects that these commitments will result in losses over the contract term, the Company has established reserves equal to such expected losses.

WHOLESALE ENERGY MARKETING

The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NES, together with certain affiliates. NES historically has operated primarily in those states served by the NGT and MRT systems but recently has had significant sales in various other states as it seeks to extend its activities throughout North America. In addition, in recent periods, NES has begun to market electricity in wholesale markets.

       NES markets gas under daily, baseload and term agreements which include either market sensitive or fixed pricing provisions. In general, fixed-priced sales or purchase contracts are hedged using gas futures contracts or other derivative financial instruments. See Notes 1 and 7 of Notes to Consolidated Financial Statements. NES gas supplies are purchased from others on both a daily and term basis. Most gas supplies are purchased based on market sensitive pricing. Gas sales volume for 1996 was approximately 877.1 Bcf of which approximately 80.2% was to unaffiliated parties. Customers are located both on the NGT system and other pipelines. Gas is transported to customers using both firm and interruptible transportation. Sales and services provided by NES are generally not subject to any form of rate regulation.

NATURAL GAS GATHERING

On February 1, 1995, pursuant to a "spindown" order from the FERC, the Company transferred the natural gas gathering assets of NGT into the Company's wholly owned subsidiary, NorAm Field Services Corp. ("NFS"). These assets consist principally of approximately 3,600 miles of gathering pipelines which collect gas from more than 200 separate systems located in major producing fields in Oklahoma, Louisiana, Arkansas and Texas. NFS is not generally subject to cost-of-service regulation, although the spindown order required that it offer to continue through January 31, 1997, any pre-existing gathering services generally under the terms of NGT's tariff, including the applicable stated maximum gathering rate of $0.1417 per MMBtu (the "Default Contract"), except to the extent that separate terms and conditions have been negotiated. Various parties, including NFS, appealed certain of the FERC's findings before the D.C. Circuit Court of Appeals, which upheld the FERC's findings that the facilities and services are nonjurisdictional and remanded the matter to FERC to justify imposition of the Default Contract condition. On February 18, 1997, the U. S. Supreme Court denied cert. on the appeal of the D. C. Circuit Court of Appeals order. The Company expects that efforts will be made in certain states to enact legislation to regulate gathering rates and services but the Company currently expects that any such efforts will be successful only to the extent of providing for complaint-type proceedings alleging undue discrimination or similar "light-handed" regulatory approaches. Natural Gas Gathering also includes gas processing, liquids extraction and marketing activities, generally in conjunction with certain of NFS's gathering activities. In the future, the majority of NFS's current gas processing activities will be conducted by Waskom Gas Processing Company, a joint venture of NFS and NGC Corp. (an affiliate of Natural Gas Clearinghouse).

RETAIL ENERGY MARKETING

The Company's marketing of natural gas and other energy services to those industrial and commercial customers located behind the "city gate" of local gas distribution companies but not utilizing traditional "bundled" utility service, as well as certain industrial customers served by third-party pipelines on which the Company holds capacity, is principally carried out by NorAm Energy Management, Inc., together with certain affiliates (collectively, "NEM"). Certain of NEM's activities, while not subject to traditional cost-of-service rate determination, are subject to the jurisdiction of various regulatory bodies as to the allocation of joint costs between such activities and certain of the Company's regulated activities. NEM significantly expanded its product offerings and market coverage in 1996, opening retail energy sales offices in Columbus, Ohio and Edison, New Jersey. NEM's sales to its largest customer represented 38.4 Bcf (19.3%), 38.3 Bcf (22.6%), and 11.9 Bcf (10.2%) of NEM's
natural gas sales volumes of 198.7 Bcf, 169.7 Bcf, and 116.6 Bcf in 1996, 1995, and 1994 respectively.

MARKET FACTORS

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

       Largely as a result of increasing competition, the Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" to NGT's transactions and balances in 1992, see Note 1 of Notes to Consolidated Financial Statements. These trends in competition are expected to continue, although not necessarily at the same rate as in the past.

       The Company's distribution units also face competition. As with customers served by the Company's transmission and marketing units, over the last few years the Company's small industrial and large commercial customers served through its distribution units increasingly have been the target of other companies engaged in the natural gas business seeking to sell gas directly or transport third-party gas to customers currently served through the Company's distribution units. In some cases, these other companies seek to provide such service through newly constructed facilities, thereby bypassing the facilities installed by the Company to serve such customers. The Company has met such competition by adopting new programs which, in some instances, have provided its competitors with access to its sales customers, but through the use of the Company's facilities. The Company also faces competition with respect to such customers from fuel oil, electricity, energy conservation products, and in certain instances, liquefied petroleum gas.

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

       General economic conditions also significantly influence the demand for gas. The national demand for gas has increased in recent years and currently is expected to continue to increase in future years. This, in turn, at certain times and in certain market segments, has influenced the price for natural gas and gas transportation services. However, this increased demand for gas is somewhat tied to the overall state of economic activity and there can be no assurance that current levels of demand will continue or that, if they continue, they will necessarily have a significant effect on the price of or demand for the Company's products or services. From the perspective of the Company's local distribution units, the economic conditions prevailing in the Company's historic service areas continue to have a significant effect on the results of their operations. Unlike the Company's transmission and marketing units, the local distribution units cannot readily redirect their activities to other markets when the demand for gas in their local service areas declines.
In recent years, the level of economic activity in the areas served by these units has remained relatively stable.

REGULATION

The Company's business operations are significantly affected by regulation. This regulation occurs at all levels -- federal, state and local -- and has the effect, among other things, of: (i) requiring that the Company seek and obtain certain approvals before it may undertake certain acts, (ii) regulating the level of rates which the Company may charge for certain of its services and products, and (iii) imposing certain conditions on the Company's conduct of its business. Specifically, since the Company's December 31,

1992 sale of its oil and gas exploration and production business, the substantial majority of the Company's earnings have been attributable to operations which are rate regulated. The operations of the Natural Gas Distribution and Interstate Pipelines business units are subject to rate regulation, while the operations of Wholesale Energy Marketing, Retail Energy Marketing and Natural Gas Gathering are not generally subject to direct regulation as to the rates which may be charged.

       The Company is significantly affected by the regulations of the FERC. The changes to the industry brought about by FERC Order 636, which was largely affirmed on appeal by the U.S. Court of Appeals, D.C. Circuit, and addressed by FERC on remand in Order No. 636-C issued on February 27, 1997, also have affected and will continue to affect the business environment in which the Company's local distribution units operate in those geographical areas where gas supplies are delivered on interstate pipelines. The impact is less pronounced in the case of Entex, where a significant portion of supplies are delivered on intrastate pipelines. FERC Order 636 has increased, and in some cases likely will continue to increase, the number and diversity of potential suppliers and products available to meet the supply needs of each unit. In addition, the requirement that pipelines "unbundle" their services permits the Company's distribution units to avoid the purchase -- and, thus, the cost -- of services which they do not require. On the other hand, the elimination of the right of local distribution companies to require service from interstate pipelines in the absence of a contract will expose local distributors to an increased risk of supply disruption and the potential for increased review from some state regulatory agencies. In addition, the ability of holders of firm transportation capacity entitlements to assign their capacity rights to other parties, coupled with the ability of those holders to change the points at which that capacity is used, likely will increase the competitive pressures faced by local distributors. This is because such provisions will expand the incentives for and capabilities of third parties to build new facilities extending from nearby pipelines which bypass the existing facilities of the incumbent local distributors.

       Under FERC Order 636, the Company's distribution units have incurred increased costs as a result of the recovery, by their pipeline suppliers through their rates, of those pipelines' FERC Order 636-related "transition costs". In some cases, the recovery of transition costs remains unresolved.
In addition, the ratemaking provisions of FERC Order 636 have increased the fixed costs incurred by distribution companies in reserving firm transportation capacity on their pipeline suppliers. While the Company's distribution units generally expect to be able to recover all of these increased costs in their retail rates, the resulting increases may adversely affect their competitive posture relative to alternate fuels and suppliers.

       At the state and local level, the primary effect of regulation of the Company relates to the rates charged by the Company's various distribution units for the services they provide to their customers. These services
generally include both gas transportation and gas sales services.      In
addition to regulation of the Company's distribution rates, state and local regulatory bodies also issue the franchises and certificates of public convenience and necessity which govern most rate-regulated services provided by the Company at retail.

       See "Material Changes in the Results of Continuing Operations - Regulatory Matters" for a discussion of recent significant regulatory actions and developments relating to Natural Gas Distribution and Interstate Pipelines.

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

ENVIRONMENTAL MATTERS

Certain business activities of the Company in the United States are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. For a discussion of certain legal proceedings relating to environmental matters, see "Legal Proceedings."

       With the acquisition of Diversified Energies, Inc. ("DEI") in November 1990, the Company acquired Minnegasco which owns or is otherwise associated with a number of sites where manufactured gas plants ("MGP's") were previously operated. Minnegasco and its predecessors operated a manufactured gas plant until 1960, at a site in Minnesota, located in Minneapolis near the Mississippi River (the "Minneapolis Site"), which site is on Minnesota's Permanent List of Environmental Priorities. Minnegasco is working with the Minnesota Pollution Control Agency to implement an appropriate remediation plan. There are six other former MGP sites in the Company's Minnesota service territory. Of these six sites, Minnegasco believes that two were neither owned nor operated by Minnegasco, two were owned at one time by Minnegasco but were operated by others and are currently owned by others, one is presently owned by Minnegasco but was operated by others and one was operated by Minnegasco for a short period and is now owned by others. Minnegasco believes it has no liability with respect to the sites neither owned nor operated by Minnegasco. See "Management Analysis - Commitments and Contingencies - Environmental Matters" for a discussion about the estimated range of remediation costs and the potential for rate and insurance recovery of remediation costs.

       In addition to the Minnesota MGP sites described above, the Company's distribution divisions are investigating the possibility that the Company or predecessor companies may be or may have been associated with other MGP sites in the service territories of the distribution divisions. At the present time, the Company is aware of some plant sites in addition to the Minnesota sites and is investigating certain other locations. While the Company's evaluation of these other MGP sites remains in its preliminary stages, it is likely that some compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, as with the Minnesota remediation costs for MGP described under "Management Analysis - Commitments and Contingencies - Environmental Matters," the Company expects to provide an appropriate accrual and seek recovery for such remediation costs through all appropriate means, including regulatory relief.

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

MERGERS, ACQUISITIONS AND DISPOSITIONS

As described in more detail above, the Merger Agreement is expected to result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries, such that the Company will ultimately become a wholly owned subsidiary of HII. The Merger Agreement was approved and adopted at Special Meetings of Stockholders of the Company and of Houston Industries on December
17, 1996.   The Company, Houston Industries and HL&P are in the process of obtaining regulatory approvals necessary to close the Transaction. Approvals have been received from all state regulatory commissions and municipalities whose prior approval was required. In addition, the pre-merger notification period prescribed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired. There remains pending with the U. S. Securities and Exchange Commission (the "SEC") an application by Houston

Industries for an order exempting HII from regulation as a registered public utility holding company under the Public Utility Holding Company Act of 1935 following the merger. It is the Company's and Houston Industries' current intention to defer closing until the SEC issues its ruling on the exemption request regarding the Basic Mergers, although there are two alternative structures, one of which would not require SEC approval. Additional information concerning the alternative structures, as well as other information about the Transaction, is contained in the Joint Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996. Adoption of either of these alternative structures, however, would require that the Company and Houston Industries make new filings to obtain the various state and municipal regulatory approvals because, thus far, such approvals were only obtained for the Basic Mergers.

       In September 1996, a subsidiary of the Company, NES, which is engaged, among other things, in the business of power marketing in interstate commerce at market-based rates, filed a notification with the FERC advising of its pending change in status by virtue of the Transaction. On February 5, 1997, the FERC initiated a jurisdictional inquiry (the "Order") to determine whether its prior approval of the Transaction is required under Section 203 of the Federal Power Act (the "FPA"). FERC directed NES, within 30 days of the Order to either, set forth its views as to whether such prior approval may be required because of the jurisdictional status of NES as a power marketer or submit an application for approval of the Transaction under Section 203 of the FPA. On March 7, NES filed a response with the FERC stating its view that FERC does not have jurisdiction over the Transaction. Although the NES response disclaimed any FERC jurisdiction over the merger, the response acknowledged that one of the options being considered was to file an application with FERC for approval of the Transaction under Section 203 of the FPA, in anticipation of an expedited review under the FERC's new merger guidelines. The Company continues to believe that the Transaction will be completed as contemplated, although, in light of the pending regulatory issues as described herein, the Company cannot predict with any certainty when the Transaction will be consummated.

       In addition to the Transaction described herein, all levels of the natural gas industry -- transmission and marketing, distribution, and exploration and production -- have undergone a number of acquisitions, divestitures and combinations in recent years. The Company has been a party to several such transactions, including, as previously described, the sale of Arkla's Kansas distribution properties and certain of NGT's Kansas pipeline assets in September 1994, the exchange of Minnegasco's South Dakota distribution properties in September of 1993, the sale of the LIG Group in June of 1993 and the sale of Minnegasco's Nebraska distribution properties in February 1993, and as described more fully below, the sale of the Company's exploration and production business in December 1992, the sale of Dyco Petroleum and the acquisition of The Hunter Company in 1991, its merger with DEI, the parent company of Minnegasco in 1990, its acquisition of the LIG Group in 1989 and its merger with Entex in 1988. The Company reviews possible transactions from time to time and may engage in other business combinations in the future that are not specifically described herein.

       On December 31, 1992, the Company completed the sale of the stock of Arkla Exploration Company ("AEC") to Seagull Energy Corporation ("Seagull") for approximately $397 million in cash. This sale terminated the Company's activities in the exploration and production business and, accordingly in 1992, the Company reclassified the results of operations of AEC to discontinued operations. In conjunction with the sale, the Company agreed to indemnify Seagull against certain exposures, for which the Company has established reserves equal to anticipated claims under the indemnity.

       The Company previously conducted operations in the radio communications business through E. F. Johnson ("Johnson") and the energy measurement business through EnScan, Inc. ("EnScan") which were acquired in conjunction with the merger with DEI. In early 1992, EnScan merged with Itron, Inc. ("Itron") of Spokane, Washington, of which, the Company owned at December 31, 1996, common stock representing ownership of approximately 11.2% of the combined enterprise, which is managed by Itron. In December 1994 and January 1995 the Company sold a total of 480,000 shares of Itron common stock in a public offering, resulting in the reduction of the Company's stock ownership percentage of Itron common stock from 18.5% to the current 11.2%. Based on price quotations on the NASDAQ, the market value of the Company's interest was approximately $29.3 million at March 14, 1997. In July 1992, the Company sold the stock of Johnson for total consideration of approximately $40 million, receiving cash proceeds of approximately $15 million at closing and retaining an investment currently valued at approximately $5 million.

EMPLOYEES

The Company employs approximately 6,434 persons, has retirement plans for the majority of its employees and maintains contributory group life, medical, dental and disability insurance plans for its employees, as well as certain other benefit plans for its retirees.

ITEM 2.  PROPERTIES

The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to the liens for current taxes, liens incident to minor encumbrances, and easements and restrictions which do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. See "Natural Gas Distribution" and "Interstate Pipelines".

ITEM 3.  LEGAL PROCEEDINGS

On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the Transaction or to rescind the Transaction and/or to recover damages in the event that the Transaction is consummated.
The complaint alleges, among other things, that the merger consideration is inadequate, that the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. The Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

       On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company, that the Company, through one of its subsidiaries, and together with several other unaffiliated entities, have been named under state law as potentially responsible parties with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any are incurred. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

       On October 24, 1994, the United States Environmental Protection Agency (the "EPA") advised the Company that MRT and a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. The EPA is continuing to investigate the possibility that other companies may have sent waste material to this site. Considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

       The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of theses matters will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       At a special meeting of the Company's stockholders held on December 17, 1996, the stockholders of the Company approved and adopted the Merger Agreement. The number of votes cast for, cast against or withheld, as well as the number of abstentions and broker non-votes, with respect to approval of the Merger Agreement are as follows:


                     Votes in Favor:                     106,258,830
                     Votes Against or Withheld:              809,775
                     Abstentions:                            356,850
                     Broker Non-Votes:                          None

REGULATION S-K, ITEM 401(b).  EXECUTIVE  OFFICERS OF THE COMPANY


       The following table sets forth certain information concerning the "executive officers" of the Company (as defined by the Securities and Exchange Commission) as of March 25, 1997:




                                               BUSINESS EXPERIENCE DURING
       NAME               AGE                        PAST 5 YEARS
       ----               ---                        ------------
Rollie B. Bohall          50                Senior Vice President and Chief
                                            Operating Officer of NorAm Energy
                                            Management, Inc., 3/95 to present,
                                            Senior Vice President, Large Volume
                                            Sales and Gas Supply, Entex


Michael B. Bracy          55                Executive Vice President and Principal
                                            Financial Officer of the Company,
                                            10/91 to present, Chief Executive
                                            Officer, Arkla Pipeline Group and
                                            Executive Vice President of the
                                            Company from at least 1/90 to 10/91

Michael A. Creel          43                Vice President and Treasurer of the
                                            Company from 10/95 to present,
                                            Assistant Treasurer of Corporate
                                            Finance of Enron Corp. and Treasurer
                                            of Enron Oil & Gas Company


Dale C. Earwood           41                President of NorAm Field Services
                                            Corp., 10/93 to present,  Vice
                                            President of Arkla Energy Resources
                                            Company, 4/94 to 1/95, Senior Vice
                                            President & General Counsel, Arkla
                                            Pipeline Group, from at least 1/90 to
                                            4/94


Jack W. Ellis, II         44                Vice President and Controller of  the
                                            Company, 12/89 to present

Hubert Gentry, Jr.        65                Senior Vice President and General
                                            Counsel of the Company, 8/90 to
                                            present, Secretary of the Company,
                                            7/92 to present

                                              BUSINESS EXPERIENCE DURING
             NAME         AGE                        PAST 5 YEARS
             ----         ---                        ------------
T. Milton Honea           64            President of the Company, 10/93 to
                                        present, Chairman of the Board and
                                        Chief Executive Officer of the
                                        Company, 12/92 to present, Vice
                                        Chairman of the Board, 7/92 to 12/92,
                                        Executive Vice President of the
                                        Company, 10/91 to 7/92

Robert N. Jones           44            President and Chief Operating Officer
                                        of Entex, 1/95 to present, Executive
                                        Vice President of Entex, 4/94 to 1/95,
                                        Vice President & Manager of Houston
                                        Division, 3/92 to 4/94, Vice President
                                        & Manager of Mississippi Division,
                                        from at least 1/90 to 3/92

William A. Kellstrom      55            Senior Vice President, Corporate
                                        Business Development, 7/95 to present,
                                        President of NorAm Energy Services,
                                        Inc., 9/92 to 7/95, President of
                                        Tenaska Marketing Ventures from at
                                        least 1/90 to 9/92


Michael H. Means          49            President and Chief Operating
                                        Officer, Arkansas Louisiana Gas
                                        Company, 10/91 to present, Vice
                                        President Arkansas Division, Arkansas
                                        Louisiana Gas Company from at least
                                        1/90 to 10/91

Charles M. Oglesby        44            President of NorAm Trading and
                                        Transportation Group, Inc., 3/95  to
                                        present, Vice President of Coastal
                                        Corporation and President and Chief
                                        Executive Officer of Coastal Gas
                                        Services Company

Gary N. Petersen          44            President and Chief Operating Officer
                                        of Minnegasco 9/91 to present

Rick L. Spurlock          51            Senior Vice President, Human Resources
                                        of the Company, 12/90 to present

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is listed for trading on the New York Stock Exchange under the symbol "NAE". At December 31, 1996, there were 42,251 common stockholders of record. The pending merger with Houston Industries will, if consummated, result in the Company's common stock being wholly owned by Houston Industries, see "Business" elsewhere herein. See "Management Analysis - Net Cash Flows from Financing Activities" for a discussion of dividend limitations. Following is selected data concerning the Company's common stock price and cash dividends paid:

                               COMMON                    CASH DIVIDENDS
    1996                     STOCK PRICE                   PER SHARE
============================================================================
Quarter                High             Low           Common      Preferred
----------------------------------------------------------------------------
    1st           $      9 3/8      $      7 7/8      $   0.07      $   0.75
----------------------------------------------------------------------------
    2nd           $     11 1/8      $      8 3/8      $   0.07      $   0.75
----------------------------------------------------------------------------
    3rd           $     14 7/8      $     10 1/4      $   0.07      $ -- (1)
----------------------------------------------------------------------------
    4th           $     15 1/2      $     14 3/4      $   0.07      $ -- (1)
----------------------------------------------------------------------------

                               COMMON                    CASH DIVIDENDS
    1995                     STOCK PRICE                   PER SHARE
============================================================================
Quarter                High             Low           Common       Preferred
----------------------------------------------------------------------------
    1st           $     6           $      5 1/8      $   0.07      $   0.75
----------------------------------------------------------------------------
    2nd           $     6 3/4       $      5 1/4      $   0.07      $   0.75
----------------------------------------------------------------------------
    3rd           $     8 1/8       $      6 1/4      $   0.07      $   0.75
----------------------------------------------------------------------------
    4th           $     9           $      7 5/8      $   0.07      $   0.75
----------------------------------------------------------------------------

                               COMMON                    CASH DIVIDENDS
                             STOCK PRICE                   PER SHARE
===========================================================================
                       High             Low           Common      Preferred
---------------------------------------------------------------------------
1994              $   9             $ 5 1/4           $   0.28      $  3.00
---------------------------------------------------------------------------
1993              $  10 5/8         $ 7 3/8           $   0.28      $  3.00
---------------------------------------------------------------------------
1992              $  12 3/8         $ 6 7/8           $   0.48      $  3.00
---------------------------------------------------------------------------

(1) The Company's Convertible Exchangeable Preferred Stock, Series A was exchanged for its 6% Convertible Subordinated Debentures due 2012 in June 1996, see "Management Analysis - Net Cash Flows from Financing Activities".

ITEM 6.  SELECTED FINANCIAL DATA

The following data should be read in conjunction with the Company's consolidated financial statements and accompanying notes and "Management Analysis" elsewhere herein. In June 1993, the Company completed the sale of its intrastate pipeline business as conducted by Louisiana Intrastate Gas Corporation ("LIG") to Equitable Resources, Inc. for $191 million in cash, recognizing a pre-tax gain of approximately $17.7 million (the associated tax expense was approximately $14.3 million). LIG's transactions and balances, representing operating income of $25.1 million and $5.6 million for 1992 and the six months ended June 30, 1993, respectively, are included with those of the Company until its sale. In December 1993, the Company recorded a $34.2 million pre-tax charge (the associated tax benefit was approximately $13.4 million) resulting from a comprehensive settlement which terminated or modified a number of contractual arrangements with a gas supplier. The Company had significant sales of distribution properties during 1993 and 1994, and had a significant charge for early retirement and severance during 1996, see "Natural Gas Distribution" and "Interstate Pipelines" under "Management Analysis" elsewhere herein.

       In August 1996, the Company signed a definitive agreement which is expected to result in the merger of the Company with and into a wholly owned subsidiary of Houston Industries Incorporated, see "Merger With Houston Industries" under "Management Analysis" elsewhere herein.


---------------------------------------------------------------------------------------------------------------
(millions of dollars, except per share amounts)          1996          1995        1994        1993        1992
---------------------------------------------------------------------------------------------------------------
Operating revenues (1)                            $   4,788.5   $   2,964.7 $   2,857.9 $   2,988.3 $   2,782.2
---------------------------------------------------------------------------------------------------------------
Income from continuing operations                 $      95.1   $      65.5 $      51.3 $      39.9 $       6.2
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
    per common share (2)                          $      0.70   $      0.47 $      0.36 $      0.26 $     (0.01)
---------------------------------------------------------------------------------------------------------------
Total assets                                      $   4,017.5   $   3,666.0 $   3,561.5 $   3,727.8 $   4,059.0
---------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities           $   1,054.2   $   1,474.9 $   1,414.4 $   1,629.4 $   1,783.1
---------------------------------------------------------------------------------------------------------------
Trust preferred (3)                               $   167,768   $      --   $      --   $      --   $      --
---------------------------------------------------------------------------------------------------------------
Dividends per common share                        $      0.28   $      0.28 $      0.28 $      0.28 $      0.48
---------------------------------------------------------------------------------------------------------------

(1) The increase in operating revenues from 1995 to 1996 was principally due to an increased level of natural gas marketing activities and, to a lesser extent, increased sales prices and volumes in natural gas distribution, see "Wholesale Energy Marketing", "Retail Energy Marketing" and "Natural Gas Distribution" under "Material Changes in the Results of Continuing Operations" included in "Management Analysis" elsewhere herein.

(2) Computed after reduction for the preferred dividend requirement of $7.8 million in each year prior to 1996. Approximately $3.6 million of preferred dividends were recorded during 1996 prior to the June 1996 exchange of the Company's Convertible Exchangeable Preferred Stock, Series A for its 6% Convertible Subordinated Debentures due 2012, see "Net Cash Flows from Financing Activities" under "Management Analysis" elsewhere herein. In 1996, the only year in which the calculation is relevant, fully diluted earnings per share from continuing operations was $0.66 per share, see "Earnings per Share" included in Note 1 of the accompanying Notes to Consolidated Financial Statements.

(3) Issued in June 1996, see "Net Cash Flows from Financing Activities" under "Management Analysis" elsewhere herein.

ITEM 7.  MANAGEMENT ANALYSIS

MERGER WITH HOUSTON INDUSTRIES

On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries" or "HI"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined following). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). Consideration for the purchase of the Company's common stock would be a combination of cash and shares of HI common stock, valued at approximately $3.8 billion, consisting of approximately $2.4 billion for the Company's common stock and equivalents and approximately $1.4 billion in assumption of the Company's debt. Additional information concerning the Merger Agreement is contained in the Joint

Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996 ("the Proxy/Prospectus").

       The Merger Agreement was approved and adopted at Special Meetings of Houston Industries' and the Company's stockholders held on December 17, 1996. The Company and HI proceeded to obtain required state and municipal regulatory approvals, all of which have been obtained, and to request an exemption from the Securities and Exchange Commission ("the SEC") which would allow the Transaction to take place under its preferred structure without subjecting post-merger HII to the requirements of the Public Utility Holding Company Act. It is HI's and the Company's intention to defer the closing of the Transaction until the SEC issues its ruling on the exemption request although, as set forth in the Proxy/Prospectus, there are two alternative structures, one of which would not require SEC approval. Adoption of either of these structures, however, would require that the Company and HI make new filings to obtain the various state and municipal regulatory approvals.

       In early February 1997, the Federal Energy Regulatory Commission ("the FERC" or "the Commission") issued an order ("the Order") advising the Company that the Transaction "...may require Commission approval pursuant to section 203 of the FPA" ( the "FPA" refers to the Federal Power Act), and directing the Company to file a response within 30 days of the Order either "...(1) providing arguments as to why the transaction does not require Commission authorization under section 203 or (2) an application under section 203". In early March 1997, the Company filed a response to the Order stating its view that the FERC does not have jurisdiction over the Transaction. Although such response disclaimed any FERC jurisdiction over the Transaction, it also indicated that one option being considered was to file an application with the FERC for approval of the Transaction in anticipation of an expedited review under the FERC's newly-issued merger policy guidelines. On March 27, 1997, the Company filed an application under section 203 of the FPA seeking FERC approval of the Transaction, although continuing to assert its position that such approval is not required.

       The Company continues to believe that the Transaction will be completed as contemplated although, in light of the pending regulatory issues as set forth preceding, the Company cannot predict with any degree of certainty when the Transaction will be consummated.

ORGANIZATION AND ACCOUNTING POLICIES

NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts activities in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, comprise in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes certain non-energy sales and provides certain non-energy services, principally to certain of its retail natural gas distribution customers, see "Retail Energy Marketing" under "Material Changes in the Results of Continuing Operations" elsewhere herein. The Company's activities historically have been limited to the 48 contiguous states, principally Texas, Louisiana, Mississippi, Arkansas, Oklahoma, Missouri and Minnesota, although the Company has made sales in Mexico and Canada and is investigating opportunities for international investment, as discussed following. A significant portion of the Company's activities are subject to rate regulation, see "Regulatory Matters" elsewhere herein. The Company previously conducted operations in the oil and gas exploration and production and radio communications businesses which were discontinued in 1992 and 1991, respectively. In recent years, the Company has engaged in several transactions with respect to its distribution properties and completed the sale of Louisiana Intrastate Gas Corporation on June 30, 1993. For additional information on these matters, see "Discontinued Operations" and the discussions by business unit under "Material Changes in the Results of Continuing Operations" following.

       The reader is directed to Note 1 of the accompanying Notes to Consolidated Financial Statements for a discussion of the Company's significant accounting policies.

MATERIAL CHANGES IN THE RESULTS
OF CONTINUING OPERATIONS

GENERAL

In recognition of the manner in which the Company manages its portfolio of businesses, and in order to facilitate a more detailed understanding of the various activities in which the Company engages, the Company has segregated its results of operations into (1) Natural Gas Distribution, (2) Interstate Pipelines, (3) Wholesale Energy Marketing, (4) Natural Gas Gathering, (5) Retail Energy Marketing and (6) Corporate and Other. The Company's results of operations are seasonal due to weather-related fluctuations in the demand for and price of natural gas although, as discussed following and elsewhere herein,
(1) the Company has obtained rate design changes in its rate-regulated businesses which generally have reduced the sensitivity of the Company's earnings to seasonal weather patterns (further such changes may occur) and (2) the Company is seeking to derive a larger portion of its earnings from businesses which exhibit less earnings seasonality.

       Since the Company's December 1992 sale of its oil and gas exploration and production business, the substantial majority of the Company's earnings have been attributable to operations which are rate regulated. While these businesses have been subjected to varying levels of competition through changes in the form of regulation (further such changes may occur), in general, they continue to be regulated on a cost-of-service basis and the potential for growth in earnings and increased rates of return is limited. The Company seeks to improve its returns from these businesses through increased efficiency, aggressive marketing and by rate initiatives which allow these businesses to compete more effectively and retain more of the value added through improved operations and expanded services.

       The Company continues to believe that its greatest potential for significant increases in overall profitability lies in those businesses which are, in some instances, subject to regulation as to the nature of services offered, the manner in which services are provided or the allocation of joint costs between cost-of-service regulated and other operations, but generally are not subject to direct regulation as to the rates which may be charged. Such operations are sometimes referred to herein for convenience as "unregulated". The Company has separated its strategically significant unregulated activities into discrete management units and formulated plans for increasing the future financial contribution from these businesses. The Company has and expects to continue to (1) expand both the range of products and services offered by these businesses and the geographic areas served and (2) increase the percentage of the Company's overall earnings derived from these activities.

       In addition, the Company is investigating opportunities for international investment. To date, the Company's efforts have focused on opportunities emerging in Latin America due to privatization initiatives currently underway in a number of countries, as well as broad-based efforts to encourage international investment. While such investments involve increased risks such as political, economic or regulatory instability and foreign currency exchange rate fluctuations, the Company believes that, together with carefully selected partners (both within the target countries and otherwise), it can effectively apply its natural gas industry expertise to selected projects in Latin America, thereby increasing its overall returns on invested capital while keeping the increased risk within acceptable limits. In general, the international investment is expected to build up gradually over a period of years as the Company (1) identifies and creates working relationships with strategic business partners, (2) selects projects which meet its risk/return requirements, (3) develops specific country experience and (4) in some cases, increases its investment in specific projects as facilities are constructed, see the following discussion and "Capital Expenditures - Continuing Operations" under "Net Cash Flows from Investing Activities" elsewhere herein.

       In early 1997, the Company learned that four consortiums ("the Consortiums"), each of which included the Company, were the apparent successful bidders for the right to build and operate natural gas distribution facilities in each of four defined service areas ("the Concessions") within Colombia. Contracts, which extend through the year 2014 and grant the exclusive right to distribute gas to consumers of less than 500 Mcf per day (and the right to compete for other customers), are expected to be awarded in April 1997. The Company estimates that the Concessions ultimately will have approximately 400,000 customers, connected over approximately a five-year period at a total cost of approximately $160 million, with construction expected to begin no later than the fourth quarter of 1997. The Company's ownership interest in the Consortiums, while subject to change through continuing negotiations with its existing and potential partners ranges from 15% to approximately 33% and, based on the expected number of customers, represents a weighted average ownership interest of approximately 23%. Depending upon, among other factors, its ownership percentage and success in finalizing financing arrangements at estimated levels and with expected terms (see the discussion following), the Company currently estimates that the net cash outflows to support its investment in the Concessions will not exceed approximately $4 million in any year, and that its investment in the Concessions will become a net source of cash in approximately year four.

       Debt is currently expected to make up a significant portion of the financing for the Concessions in the early years of the project, reaching a maximum level of approximately $90 million and declining thereafter. While such debt is expected to be without direct recourse to members of the Consortiums ("the Partners"), the terms of the debt will likely require that each Partner enter into an agreement which commits it to make pro rata capital contributions as funds are borrowed to finance construction, and that lenders will be granted a security interest in such agreements. The Company is considering extending an offer of support to its Partners such that, in the event that any Partner fails to make capital contributions as required, the Company would make such contributions and assume the underlying ownership interest. The Company currently estimates that, in the event this arrangement is agreed to by all parties and finalized, and the Company is required to assume all such interests, the Company's maximum investment in the Concessions will not exceed $50 million and its net cash outflows in support of the Concessions will not exceed $18 million in any year.

       In January 1997, the Company participated in a bid for a permit authorizing the construction, ownership and operation of a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in North Central Mexico. In March 1997, the Company learned that its group was not the successful bidder. The Company had previously announced its intention to participate in a similar bidding process for a permit to provide natural gas distribution service to all or a portion of Mexico City, although no date has yet been set for submission of bids.

REGULATORY MATTERS

In general, the Company's interstate pipelines are subject to regulation by the FERC, while its natural gas distribution operations are subject to regulation at the state or municipal level. Historically, all of the Company's rate-regulated businesses have followed the accounting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). The Company discontinued application of SFAS 71 to its NorAm Gas Transmission Company subsidiary ("NGT") effective with year-end 1992 reporting, see "Interstate Pipelines" elsewhere herein. As a result of the continued application of SFAS 71 to Mississippi River Transmission Corporation ("MRT") and the Company's natural gas distribution operations, the Company's consolidated financial statements contain certain assets and liabilities which would not be recognized by unregulated entities. In addition to regulatory assets related to postretirement benefits other than pensions, the Company's only other significant regulatory asset is related to anticipated environmental remediation costs, see Note 5 of the accompanying Notes to Consolidated Financial Statements and "Environmental Matters" under "Commitments and Contingencies" elsewhere herein. Following are recent significant regulatory actions and developments.

       NGT's Negotiated Rate Filing (Docket No. RP96-200), accepted by the FERC on April 25, 1996, allowed NGT's rates to exceed the maximum cost-based rates set forth in its filed tariff and/or to deviate from the current FERC-mandated rate design. NGT has negotiated certain transactions which provide for shippers' rates to be based on various factors such as gas price differentials between the east and west sides of the NGT system. Therefore, in some instances, NGT will charge and collect a negotiated rate which exceeds its then-current maximum filed tariff rate. Appeals of the FERC's negotiated rate policy, as well as the specific authorization granted to NGT to charge negotiated rates, have been filed with the U.S. Court of Appeals, D.C. Circuit. Until such time as these appeals are resolved, some uncertainty will exist as to whether the Company may be required to refund any amounts associated with transactions billed at above the maximum tariff rate. The Company currently believes that any such refund will not be material. The FERC accepted NGT's 4th annual FERC Order 528 filing (Docket No. RP96-167) effective April 1,

1996, which retained the $0.03 per MMBtu commodity surcharge for continued recovery of 75% of eligible take-or-pay costs, to the extent that collection of such costs is supported by market conditions. The recovery of these costs, which commenced in 1992, will continue through the year 2002 although, as a result of the discontinuance of the application of SFAS 71 to NGT as described preceding, no asset has been recorded in anticipation of recovery. Additionally, in April 1996, the FERC issued certificate orders granting (1) abandonment of NGT's Collinson Storage Facility and associated facilities and equipment (Docket No. CP95-250), which will not result in a material gain or loss upon abandonment and will not be abandoned until all gas has been recovered and (2) abandonment and transfer of NGT's Line O West facilities to NorAm Field Services Corp. ("NFS") (Docket No. RP96-105), allowing NGT to divest itself of certain non-core facilities which supported the gas supply function in a time when NGT was principally a merchant of natural gas.

       NGT's certificated Line F Project, constructed at a total cost of approximately $17 million, replaced a 30 mile section of the existing Line F from Ruston to Sterlington, Louisiana, and upgraded the maximum allowed operating pressure of the line to 1200 psig. This replacement project was placed in service on October 31, 1996 and allows NGT to receive gas from an interconnect with MRT located near NGT's Ruston Compressor Station. Finally, on November 1, 1996, both MRT and NGT filed to revise their FERC tariffs, incorporating the Gas Industry Standards Board standards in compliance with FERC Order 587 (Docket No. RM96-1). These filings set forth each company's standard procedures for business practices supporting nominations, allocations, balancing, measurement, invoicing, capacity release, and standardization of electronic communications between pipelines and their customers. Pursuant to a FERC acceptance order, both NGT and MRT revised and refiled specified sections of these tariffs in February 1997.

       In April 1996, MRT filed a FERC Section 4 rate case (Docket No. RP96-
199) pursuant to the settlement entered into in MRT's last rate case (Docket No. RP93-4). MRT's proposed tariff rates would increase revenues derived from jurisdictional service by $14.7 million annually. Motion rates, subject to refund, were implemented October 1, 1996. As a result of a prehearing conference in December 1996, another procedural schedule was established, setting a hearing date of July 29, 1997.

       MRT filed an application (Docket No. CP95-376) requesting spindown of all of its gathering facilities. In May 1996, the FERC issued an order approving MRT's abandonment of its off-system gathering facilities to NFS and further declaring such facilities exempt from FERC jurisdiction. In March 1996, MRT filed a second application (Docket No. CP96-268), which is now pending, seeking (1) FERC approval to abandon its remaining gathering facilities by transfer and sale to NFS and (2) a FERC declaration that these facilities are exempt from FERC jurisdiction.

       Entex was granted annualized rate increases totaling $5.4 million during 1996. In addition to annual cost-of-service adjustments in three Texas operating divisions (approximately $0.6 million on an annualized basis), performance-based rates were approved and implemented in Louisiana (approximately $2.7 million on an annualized basis, effective in June ) and Mississippi (approximately $2.1 million on an annualized basis, effective in October). In both Louisiana and Mississippi, Entex will be allowed to earn a return on equity ("ROE") within an approved range. Earnings will be monitored by the public service commissions of the respective states and, while the provisions in each state differ slightly, to the extent that Entex's ROE falls below the lower bounds or exceeds the upper bounds of the approved range, adjustments will be made to either adjust rates upward or refund excess earnings to customers.

       In April 1996, the Minnesota Public Utilities Commission (the "MPUC") voted to approve Minnegasco's Performance-Based Gas Purchasing Plan (the "PBR"), effective from September 1, 1995 to June 30, 1998. To the extent that Minnegasco's actual purchased gas cost is either significantly higher or lower than specified benchmarks, the PBR will require that Minnegasco and its customers share in the savings or additional cost, resulting in a maximum reward or penalty of up to 2% of annual gas cost (e.g. approximately $10 million using Minnegasco's 1996 gas cost) for Minnegasco during any year. Minnegasco made a compliance filing with the MPUC on November 1, 1996, the first year of the PBR, which filing was approved for approximately $1 million in March 1997.

       In June 1996, the MPUC issued its order in Minnegasco's August 1995 rate case. The MPUC granted an annual increase of $12.9 million as compared to the requested increase of $24.3 million. Interim rates reflecting an increase of $17.8 million had been put into effect in October 1995 subject to refund. As a part of its decision, the MPUC granted Minnegasco full recovery of its ongoing net environmental costs through the use of a true-up mechanism whereby any amounts collected in rates which differ from actual costs incurred, plus carrying charges, will be deferred for recovery or refund in the next rate case. Minnegasco requested reconsideration on several issues. Among them were (1) a request to give effect, in this rate case, to the Minnesota Supreme Court's (the "Court") recent rulings (see the discussion following), and (2) a request to deduct from any interim rate refund the additional amount that Minnegasco would have realized from its 1993 rate case by applying the Court's ruling to that case, which remained on appeal.

       The MPUC decided in Minnegasco's 1993 rate case that (1) Minnegasco's unregulated appliance sales and service operations are required to pay the regulated utility operations a fee for the use of Minnegasco's name, image and reputation ("goodwill") and (2) a portion of the cost of responding to certain gas leak calls not be allowed in rates. Minnegasco appealed those decisions to the Court of Appeals. On June 13, 1996, in a case appealed prior to the 1993 rate case, the Court reversed the MPUC's decisions on these two issues, finding in Minnegasco's favor and, in July, the Court denied the MPUC's request for rehearing.

       In its December 4, 1996 Order After Reconsideration, the MPUC determined that Minnegasco was entitled to an annual rate increase of $13.3 million as compared to the $12.9 million granted in June 1996. The MPUC decided that Minnegasco's unregulated appliance sales and service operations should not pay a fee for goodwill associated with the Minnegasco name, but refused to allow Minnegasco to recover certain costs associated with gas leak check calls, and did not approve Minnegasco's request with respect to the 1993 rate case costs. An appeal related to the 1993 rate case is pending before the Court of Appeals. Minnegasco requested and, on February 20, 1997, the MPUC voted to grant a stay of the Commission's order pending Minnegasco's appeal of the gas leak issue in the 1995 rate case. Minnegasco is accruing for any necessary interim rate refunds should the Court deny Minnegasco's appeal.

CHANGE IN ESTIMATED SERVICE LIVES OF CERTAIN ASSETS

Pursuant to an updated study of the useful lives of certain assets, in July 1995, the Company changed the depreciation rates associated with certain of its natural gas pipeline and gathering assets, see "Interstate Pipelines" and "Natural Gas Gathering" elsewhere herein. This change had the effect of increasing the Company's 1995 income before extraordinary item by approximately $3.2 million ($0.03 per share) and represents an annualized increase of approximately $6.5 million.

OPERATING INCOME BY BUSINESS UNIT

Following is certain information concerning the Company's operating income by business unit, followed by detailed discussions of year-to-year operating results by individual business unit:


OPERATING INCOME (LOSS) BY BUSINESS UNIT (1)
------------------------------------------------------------------------------
(millions of dollars)                      1996             1995          1994
------------------------------------------------------------------------------
Natural Gas Distribution             $    183.9(2)    $    158.0    $    145.5
Interstate Pipelines (3)                  124.4(2)         103.8         105.4
Wholesale Energy Marketing                 12.1              4.2          (3.0)
Natural Gas Gathering (3)                  13.9              8.7           5.6
Retail Energy Marketing                    29.7             22.2          18.4
Corporate and Other (4)                   (27.2)            (9.6)         (7.0)
------------------------------------------------------------------------------
     Subtotal                             336.8            287.3         264.9
Early Retirement and Severance (5)        (22.3)            --            --
------------------------------------------------------------------------------
     Consolidated                    $    314.5       $    287.3    $    264.9
------------------------------------------------------------------------------

(1) In general, transactions among business units are recorded at market prices and material affiliate transactions within business units are eliminated.
(2)    Before the charge for early retirement and severance, see (5) following.
(3) Reflects a change in depreciation rates during 1995, see "Interstate Pipelines" and "Natural Gas Gathering" following.
(4) Includes approximately $14.2 million of goodwill amortization during each period presented, see "Investments and Other Assets" included in
       Note 1 of the accompanying Notes to Consolidated Financial Statements.
(5) Costs associated with early retirement and severance at NGT, Entex and Minnegasco, see "Natural Gas Distribution" and "Interstate Pipelines" following.

NATURAL GAS DISTRIBUTION

The Company's natural gas distribution business, consisting principally of natural gas sales to and transportation for residential, commercial and a limited number of industrial customers, substantially all of which are located behind the "city gate" and subject to cost-of-service rate regulation (see "Regulatory Matters" elsewhere herein), is conducted by the Entex, Minnegasco and Arkla divisions of NorAm Energy Corp. ("Natural Gas Distribution" or "Distribution"). Entex provides service to approximately 1.4 million customers in 502 communities across Texas, Louisiana and Mississippi, including Houston, Texas, the fourth largest metropolitan area in the United States and NorAm's single largest market, as well as major petrochemical and industrial complexes located along the Gulf Coast. Minnegasco serves more than 639,000 customers in 245 communities solely within the state of Minnesota, including Minneapolis, the nation's sixteenth largest city. Arkla provides distribution services to more than 735,000 customers in 621 communities located in Arkansas, North Louisiana, Oklahoma and East Texas, including its principal markets of Little Rock, Arkansas and Shreveport, Louisiana.

       In September 1994, the Company completed the sale of its Kansas distribution properties (together with certain related pipeline assets) for approximately $23 million in cash, with no material gain or loss recognized. In September 1993, the Company completed the exchange of its South Dakota distribution properties, serving approximately 45,000 customers in 18 communities, plus $38 million in cash for Midwest Gas's Minnesota distribution properties, serving approximately 82,000 customers in 41 communities, with no gain or loss recognized. In February 1993, the Company completed the sale of its Nebraska distribution properties, serving approximately 124,000 customers in 63 communities, for $93.1 million in cash, recognizing a pre-tax gain of approximately $23.9 million (the associated tax expense was approximately $8.7 million).

       During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as a result of the reorganization of certain functions, resulting in a total pre-tax charge of approximately $5.8 million (the associated tax benefit was approximately $2.3 million), which amount is included under the caption

"Early retirement and severance" in the accompanying Statement of Consolidated Income and in the following table. A portion of this expense was offset by associated cost savings during 1996.


NATURAL GAS DISTRIBUTION - FINANCIAL RESULTS
---------------------------------------------------------------------
(millions of dollars)                      1996       1995       1994
---------------------------------------------------------------------
Natural gas sales                    $  2,074.1 $  1,678.6 $  1,769.9
Transportation revenue                     16.0       19.1       17.6
Other revenue                              23.5       21.7       23.1
---------------------------------------------------------------------
     Total operating revenues           2,113.6    1,719.4    1,810.6
---------------------------------------------------------------------
Purchased gas cost
  Unaffiliated                          1,075.6      777.3      855.0
  Affiliated                              273.2      237.9      273.7
Operations and maintenance                388.6      366.3      360.3
Depreciation and amortization              94.9       90.4       86.9
Other operating expenses                   97.4       89.5       89.2
---------------------------------------------------------------------
                                          183.9      158.0      145.5
Early retirement and severance (1)          5.8       --         --
---------------------------------------------------------------------
    Operating income                 $    178.1 $    158.0 $    145.5
---------------------------------------------------------------------
Average invested capital             $    978.3 $    940.7 $    902.2
---------------------------------------------------------------------

NATURAL GAS DISTRIBUTION - OPERATING STATISTICS
-------------------------------------------------------------------------
(billions of cubic feet)                   1996         1995         1994
-------------------------------------------------------------------------
Residential sales                         198.8        183.3        180.0
Commercial sales                          133.7        123.3        119.1
Industrial sales                           57.9         52.4         53.4
Transportation                             42.0         49.4         44.9
-------------------------------------------------------------------------
    Total throughput                      432.4        408.4        397.4
-------------------------------------------------------------------------
Arkla actual degree days                  3,045        2,830        2,806
Arkla normal degree days                  3,012        2,999        3,038
-------------------------------------------------------------------------
Entex actual degree days                  1,586        1,331        1,348
Entex normal degree days                  1,498        1,531        1,554
-------------------------------------------------------------------------
Minnegasco actual degree days             8,717        7,836        7,617
Minnegasco normal degree days             7,801        7,821        7,786
-------------------------------------------------------------------------
Average number of customers           2,761,672    2,722,306    2,683,175
-------------------------------------------------------------------------
Number of employees at year end           5,314        5,538        5,617
-------------------------------------------------------------------------
Average sales price ($/Mcf)
     Residential                     $     6.13   $     5.52   $     5.99
-------------------------------------------------------------------------
     Commercial                      $     4.79   $     4.17   $     4.66
-------------------------------------------------------------------------
     Industrial                      $     3.21   $     2.65   $     3.00
-------------------------------------------------------------------------
Annual revenues per
     residential customer            $   481.17   $   405.59   $   438.61
-------------------------------------------------------------------------
Annual residential use
     per customer (Mcf)                    78.5         73.5         73.2
-------------------------------------------------------------------------




(1)    See the discussion preceding.

1996 vs. 1995

Distribution operating income improved from $158.0 million in 1995 to $183.9 million in 1996 (before the charge for early retirement and severance as discussed preceding), an increase of $25.9 million (16.4%). This increase in operating income reflected both increased operating revenues and increased operating expenses as discussed following.

       "Natural gas sales", representing approximately 98% of Distribution's total operating revenues in each period presented, increased from $1,678.6 million in 1995 to $2,074.1 million in 1996, an increase of $395.5 million (23.6%). Approximately $248.7 million (62.9%) of this favorable variance was attributable to an increase in the average sales price in 1996, principally due to (1) an increase in the average cost of gas in 1996 (a component of the sales price) as discussed following and, to a lesser extent, (2) rate increases obtained in certain jurisdictions (see "Regulatory Matters" elsewhere herein). The remaining $146.8 million (37.1%) of the favorable variance was attributable to increased 1996 sales volume, principally due to colder weather; 13,348 total degree days in 1996 vs. 11,997 in 1995, an increase of 1,351 degree days (11.3%). This colder weather, which increases demand for space heating, was largely responsible for increases of 15.5 Bcf (8.5%) and 10.4 Bcf (8.4%) in 1996 residential and commercial sales volumes, respectively.

       "Purchased gas cost" increased from $1,015.2 million in 1995 to $1,348.8 million in 1996, an increase of $333.6 million (32.9%), approximately $244.8 million (73.4%) of which is attributable to an increase in the average cost of purchased gas in 1996 and approximately $88.8 million (26.6%) of which is attributable to increased 1996 sales volume. The increased volume was principally due to the colder weather and related increase in residential and commercial demand as discussed preceding, while the increase in the weighted average cost of gas from approximately $2.83 per Mcf in 1995 to approximately $3.46 per Mcf in 1996, an increase of approximately $0.63 per Mcf (22.3%), was reflective of an overall increase in the market price of gas.

       The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $663.4 million in 1995 to $725.3 million in 1996, an increase of $61.9 million (9.3%). This increase was principally due to the largely weather-related 8.7% increase in total sales volume and, to a lesser extent, the rate increases obtained in certain jurisdictions, each as discussed preceding.

       Operating expenses, exclusive of purchased gas cost and the 1996 charge for early retirement and severance increased from $546.2 million in 1995 to $580.9 million in 1996, an increase of $34.7 million (6.4%), principally due to (1) increased environmental costs (which, as discussed in "Environmental Matters" under "Commitments and Contingencies" elsewhere herein, are substantially being recovered through the regulatory process), (2) increased bad debt provisions largely resulting from weather-related increases in customer bills and (3) increased depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets during 1995.

1995 vs. 1994

Distribution operating income increased from $145.5 million in 1994 to $158.0 million in 1995, an increase of $12.5 million (8.6%). This increased operating income reflected both decreased operating revenues and decreased operating expenses as discussed following.

       "Natural gas sales", representing approximately 98% of Distribution's total operating revenues in both 1995 and 1994, decreased from $1,769.9 million in 1994 to $1,678.6 million in 1995, a decrease of $91.3 million (5.2%). This net decrease was composed of (1) an approximately $123.9 million decrease attributable to a decline in the average natural gas sales price in 1995, partially offset by (2) an increase of approximately $32.6 million attributable to an increase of approximately 6.5 Bcf (1.8%) in 1995 sales volumes. The decline of approximately $0.35 per Mcf (6.9%) in the average sales price from 1994 to 1995 was principally due to a decrease in the 1995 average cost of gas (a component of the sales price) as discussed following, partially offset by the favorable impact of rate increases obtained in certain jurisdictions. The increase in 1995 sales volumes was principally due to increased demand resulting from colder 1995 weather; 11,997 total degree days in 1995 vs. 11,771 in 1994, an increase of 226 degree days (1.9%), which was largely responsible for increases of 3.3 Bcf and 4.2 Bcf (a combined increase of approximately 2.5%) in residential and commercial sales volumes, respectively. This increase in residential and commercial sales volume was partially offset by an approximately 1.0 Bcf (1.9%) decline in 1995 industrial sales.

       "Purchased gas cost" decreased from $1,128.7 million in 1994 to $1,015.2 million in 1995, a decrease of $113.5 million (10.1%). This net decrease was composed of a decrease of approximately $134.3 million attributable to a decline in the average cost of purchased gas in 1995, partially offset by an approximately $20.8 million increase attributable to higher 1995 sales volume. The increased 1995 volume was principally due to the colder weather and related increased residential and commercial demand as discussed preceding, while the decrease in the weighted average cost of purchased gas from approximately $3.20 per Mcf in 1994 to approximately $2.83 per Mcf in 1995, a decline of approximately $0.37 per Mcf (11.6%), principally was reflective of an overall decrease in the 1995 market price of gas.

       The gross sales margin ("Natural gas sales" minus total purchased gas cost) increased from $641.2 million in 1994 to $663.4 million in 1995, an increase of $22.2 million (3.5%). Approximately $11.8 million (53.2%) of this increase was attributable to the largely weather-related 1.8% increase in total 1995 sales volume as discussed preceding. The balance of the increase, approximately $10.4 million (46.8%), was attributable to an increase in the average 1995 sales margin, largely due to rate increases obtained in certain jurisdictions as discussed preceding.

       Operating expenses, exclusive of purchased gas cost, increased from $536.4 million in 1994 to $546.2 million in 1995, an increase of $9.8 million (1.8%), principally due to (1) increased 1995 operations and maintenance expense due to increased costs for labor and related benefits and (2) increased 1995 depreciation expense due to increased investment, including the transfer to Distribution of certain Corporate assets during 1995.

INTERSTATE PIPELINES

The Company's interstate pipeline business is conducted by NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), together with certain subsidiaries and affiliates (collectively, "Pipeline"). NGT owns and operates an interstate natural gas pipeline system consisting of approximately 6,200 miles of transmission lines located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. The system utilizes three natural gas storage facilities which are owned and operated by NGT and an additional facility in which NGT owns an interest. In addition, the system previously utilized the Company's Collinson Storage Facility, see "Regulatory Matters" elsewhere herein. MRT owns and operates an interstate pipeline system consisting of approximately 2,000 miles of transmission lines serving principally the greater St. Louis area in Missouri and Illinois, and which includes three natural gas storage facilities. The Company has an agreement with ANR Pipeline Company for the lease of certain transmission capacity, see "Transportation Agreement" under "Commitments and Contingencies" elsewhere herein.

       In recognition of the economic impact of ratemaking, the Company applies the provisions of SFAS 71 to MRT, and also applied these provisions to NGT until December 31, 1992. At December 31, 1992, the Company ceased to apply the provisions of SFAS 71 to NGT and, pursuant to the provisions of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71", the Company recorded a pre-tax charge of $314.5 million (the associated tax benefit was approximately $119.5 million), included in the Company's 1992 Statement of Consolidated Income under the caption "Extraordinary item, less taxes". This charge had no effect on NGT's ability to include the underlying costs in its regulated rates and did not affect its efforts to collect such rates from its customers, see "Regulatory Matters" elsewhere herein.

       As indicated in the accompanying table, Pipeline had revenues of $163.8 million, $160.9 million and $171.6 million in 1996, 1995 and 1994, respectively, from sales to and transportation for Distribution, representing approximately 47.2%, 46.4% and 42.8% of Pipeline's total operating revenues in these respective years. Throughput associated with Distribution was approximately 15% of Pipeline's total throughput in each year presented. These services have been provided pursuant to contractual arrangements, some of which expired in 1996, including the bundled sales contract pursuant to which most sales to Distribution were made. The Company currently expects that services, principally transportation, will continue to be provided by Pipeline to Distribution in a manner which will not result in a material and continuing decrease in Pipeline's earnings in comparison to the historical trend, although negotiations are not yet completed and changes in these arrangements are subject to regulatory approval. In addition, during 1996, Pipeline had revenues of approximately $55 million, approximately 15.9% of Pipeline's total operating revenues, from sales to and transportation for Laclede Gas Company

(the local gas distribution company which serves the greater St. Louis, Illinois area) pursuant to several long-term firm transportation and storage agreements which currently are scheduled to expire in 1999.

       In June 1993, the Company completed the sale of its intrastate pipeline business as conducted by Louisiana Intrastate Gas Corporation ("LIG") to Equitable Resources, Inc. ("Equitable") for $191 million in cash, and agreed to indemnify Equitable against certain exposures, for which the Company has established a reserve equal to expected claims under the indemnity. This reserve is included under the caption "Estimated obligations under indemnification provisions of sale agreements" in the accompanying Consolidated Balance Sheet.

       In February 1996, Pipeline announced a reorganization plan which resulted in the elimination of a total of approximately 275 positions at NGT and MRT. The reorganization plan, designed to allow Pipeline to operate more efficiently and improve its ability to compete in its market areas, resulted in a first-quarter 1996 pre-tax charge of approximately $16.5 million (the associated tax benefit was approximately $6.6 million). This pre-tax charge, included under the caption "Early retirement and severance" in the accompanying Statement of Consolidated Income and in the following table, was partially offset by the associated cost savings during 1996 as discussed following.

INTERSTATE PIPELINES - FINANCIAL RESULTS
-------------------------------------------------------------------------
(millions of dollars)                      1996         1995         1994
-------------------------------------------------------------------------
Gas sales revenue
     Sales to Distribution           $     60.4   $     64.9   $     71.5
     Sales for resale and other            26.0         35.9         90.9
-------------------------------------------------------------------------
        Total gas sales revenue            86.4        100.8        162.4
-------------------------------------------------------------------------
Transportation revenue
     Distribution                         103.4         96.0        100.1
     Unaffiliated                         157.0        149.9        138.1
-------------------------------------------------------------------------
        Total transportation
            revenue                       260.4        245.9        238.2
-------------------------------------------------------------------------
Total operating revenue                   346.8        346.7        400.6
-------------------------------------------------------------------------
Purchased gas cost                         74.3         87.5        148.1
Operations and maintenance                 50.3         61.8         52.7
Depreciation and amortization              29.2         33.7         36.7
General, administrative and other          68.6         59.9         57.7
-------------------------------------------------------------------------
                                          124.4        103.8        105.4
Early retirement and severance (1)         16.5         --           --
-------------------------------------------------------------------------
     Operating income                $    107.9   $    103.8   $    105.4
=========================================================================
Average invested capital             $    761.2   $    832.7   $    931.0
=========================================================================

INTERSTATE PIPELINES - OPERATING STATISTICS
---------------------------------------------------------------------------
(million MMBtu)                            1996          1995          1994
---------------------------------------------------------------------------
Sales to Distribution                      22.9          29.6          28.3
Sales for resale and other                 10.3          22.1          17.6
---------------------------------------------------------------------------
       Total sales                         33.2          51.7          45.9
---------------------------------------------------------------------------
Transportation
     Distribution                         115.0         111.3          99.3
     Other                                837.0         863.0         732.5
---------------------------------------------------------------------------
       Total transportation               952.0         974.3         831.8
           Elimination (2)                (31.3)        (49.7)        (42.6)
---------------------------------------------------------------------------
       Total throughput                   953.9         976.3         835.1
===========================================================================
Average  transportation margin
    ($/MMBtu)                        $    0.286    $    0.268    $    0.305
===========================================================================

(1)    See the discussion preceding.
(2) When sold volumes are also transported by Pipeline, the throughput statistics will include the same physical volumes in both the sales and transportation categories, requiring an elimination to prevent the overstatement of actual total throughput. No elimination is made for volumes of 204.2 million MMBtu, 196.6 million MMBtu and 145.8 million MMBtu in 1996, 1995 and 1994, respectively, which were transported on both the NGT and MRT systems.

1996 vs. 1995

Pipeline operating income for 1996 was $107.9 million, an increase of $4.1 million (3.9%) from the $103.8 million earned in 1995. Excluding the $16.5 million pre-tax charge related to the Pipeline reorganization (see the discussion preceding), 1996 operating income was $124.4 million, an increase of $20.6 million (19.8%). This increase, which reflected essentially static operating revenues and decreased operating expenses, was primarily attributable to increased transportation margins and decreased operating expenses as discussed following.

       "Total gas sales revenue" decreased from $100.8 million in 1995 to $86.4 million in 1996, a decrease of $14.4 million (14.3%). This net decrease was composed of a $36.1 million decrease related to lower 1996 sales volumes, partially offset by a $21.7 million increase related to a higher average sales price in 1996, each as discussed following. "Sales for resale and other" decreased by $9.9 million (27.6%) from 1995 to 1996 principally due to an 11.8 million MMBtu (53.4%) decrease in 1996 resale volumes, primarily due to certain 1995 sales to Wholesale Energy Marketing which did not continue during 1996. "Sales to Distribution" for 1996 decreased by $4.5 million (6.9%) from 1995, as a $14.7 million decrease related to reduced 1996 sales volumes was partially offset by a $10.2 million increase related to an increased average sales price in 1996. The reduced Distribution sales volumes were primarily attributable to the expiration, in September 1996, of the bundled sales contract with a distribution affiliate as discussed preceding. The increase in the average sales price to Distribution from 1995 to 1996 was primarily due to an increase in the average cost of purchased gas during 1996. Such increases in the average cost of purchased gas, in general, increase the commodity component of the overall sales price (and purchased gas cost) without necessarily increasing total sales margins.

       Mid-Continent spot market prices averaged approximately $2.16 per MMBtu and $1.45 per MMBtu during 1996 and 1995, respectively, an increase of approximately $0.71 per MMBtu (49%), which was largely responsible for the increased purchased gas cost and average sales prices discussed preceding. Additionally, 1995 results include the following favorable adjustments (which did not recur in 1996) to purchased gas cost: (1) approximately $2.5 million resulting from the securing of supplies of gas at lower than expected prices for delivery to Distribution under a fixed-price sales commitment, see "Credit Risk and Off-Balance-Sheet Risk" under "Commitments and Contingencies" elsewhere herein and (2) approximately $3.5 million related to the resolution of certain take-or-pay and FERC Order 636 issues. The unfavorable impact of these items on the comparison of 1995 to 1996 was partially offset by 1996 recoveries of fuel usage in excess of tariff-allowed recoveries experienced during 1995. Under the current rate structure, the fuel recovery percentage is adjusted on a six-month interval and includes a provision for over or under recoveries of fuel used in the previous six-month period. While the average cost of purchased gas in 1996 increased significantly from 1995, "Total purchased gas cost" decreased by $13.2 million (15.1%) from 1995. This net decrease was due to reduced 1996 sales and related purchased gas volumes, resulting in a reduction of $31.3 million, partially offset by a $18.1 million increase related to higher average gas prices in 1996 as discussed preceding.

       The gross margin on sales ("Total gas sales revenue" minus "Purchased gas cost") decreased from $13.3 million in 1995 to $12.1 million in 1996, a decline of $1.2 million (9.0%). This net decrease was composed of an unfavorable variance of $4.8 million related to decreased 1996 sales volumes, largely due to the expiration of the sales contract with a distribution affiliate as discussed preceding, partially offset by a $3.6 million favorable price variance. The favorable price variance was primarily due to (1) increases in 1996 spot market gas prices which had a favorable impact on margins due to purchases under contracts with fixed-price provisions which allowed purchases at below the spot market rate and (2) 1996 recoveries of excess fuel usage experienced during 1995, each as discussed preceding. Principally due to the September 1996 expiration of the bundled sales contract with a distribution affiliate as discussed preceding, Pipeline expects no significant sales margins in the future.

       "Total transportation revenue" increased by $14.5 million (5.9%) from 1995 to 1996 due to several factors including (1) the positive impact of NGT's rate case which became effective in February 1995, (2) a change in the relative pricing of Mid-Continent gas supplies as discussed following and (3) the expiration, in September 1996, of certain contractual pricing provisions related to transportation for Distribution which had placed a rate "cap" on transportation rates for deliveries at certain points on the Pipeline system. The relative pricing of Mid-Continent gas supplies has an impact (positive or negative) on Pipeline's transportation rates which are covered under contracts with market-sensitive pricing provisions. When prices of Gulf Coast gas increase significantly over Mid-Continent gas (Pipeline's primary supply area), competitive pressure on transportation prices are reduced, allowing average transportation rates to increase. During 1996, the average price differential between Mid-Continent and Gulf Coast gas was $0.37 per MMBtu compared to an average of $0.14 per MMBtu during 1995. These positive variances in transportation revenue were partially offset by a $3.8 million reduction in revenues related to lower surcharges for Gas Supply Realignment ("GSR") costs, as discussed following. During 1996, Pipeline continued to utilize the Company's risk management program to mitigate the market risk, associated with certain of Pipeline's transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin pricing differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

       "Total transportation volumes" decreased by 22.3 million MMBtu (2.3%) from 1995 to 1996, primarily due to reduced 1996 east side deliveries. However, decreases in transportation volumes tend to have a less than proportionate impact on transportation revenues because, under the straight-fixed-variable rate design generally applicable to Pipeline, a significant portion of the overall transportation rate is represented by a "demand" charge based on the contract volume. Pipeline receives a fixed demand fee for these volumes regardless of whether the volumes are physically moved on the system. Therefore, only a relatively small portion of the overall transportation rate varies directly with the volume transported.

       "Operations and maintenance" ("O&M") decreased from $61.8 million in 1995 to $50.3 million in 1996, a decrease of $11.5 million (18.6%) due to several factors including: (1) a $3.8 million reduction related to lower GSR costs as discussed following, (2) a $2.7 million unfavorable 1995 adjustment resulting from a FERC compliance audit, (3) a $0.9 million favorable variance related to the completion, in March 1996, of the amortization period for certain PCB remediation costs as required by a previous rate proceeding and (4) changes in cost allocations which shifted certain data processing costs from "O&M" to "General, administrative and other". The remainder of the reduction is attributable to cost savings associated with the early-1996 Pipeline reorganization (as discussed preceding), partially offset by a reduction in capitalized labor related to a change in company policy which has resulted in the use of contract personnel rather than company personnel for many of its capital projects. The reduction in GSR-related revenues mentioned preceding was primarily due to reduced GSR costs eligible for recovery in 1996. GSR costs result from Pipeline's buy-out of certain gas supply contracts in order to "re-align" its portfolio of contracts toward transportation services and away from commodity sales. Pursuant to the terms of a FERC settlement, Pipeline is allowed to obtain recovery of a portion of this cost through a transportation surcharge, with the unrecoverable portion having been expensed. In order to match the GSR recoveries with the associated cost, Pipeline recognizes the additional cost as the recoveries are generated through the surcharge. The deferred GSR costs at December 31, 1996, which were related only to MRT, were not material.

       "Depreciation and amortization" for 1996 decreased by $4.5 million (13.4%) primarily due to a July 1995 change in the depreciation rates associated with certain Pipeline assets, see the discussion under "1995 vs. 1994" following and "Change in Estimated Service Lives of Certain Assets" elsewhere herein.

       "General, administrative and other" increased by $8.7 million (14.5%) from 1995 to 1996 due to several factors, including: (1) $2.8 million related to increased 1996 relocation and consulting cost associated with the Pipeline reorganization, (2) $1.9 million of non-recurring favorable adjustments in 1995 which reduced medical expenses, (3) $0.9 million of favorable 1995 adjustments related to a FERC Compliance audit which did not recur in 1996, (4) $1.6 million related to increased 1996 accruals for certain incentive compensation,
(5) $0.9 million associated with changes in allocation methods which re-classified certain data processing cost from "O&M" to this expense category and
(6) $1.0 million associated with a change in method of recording payments to the Gas Research Institute ("GRI"). During 1995, payments to GRI were recorded as "flow-through", with no effect on income or expense. During 1996, these payments resulted in both expense and revenue in equal amounts. These unfavorable variances were partially offset by a reduction in 1996 costs due to the Pipeline reorganization.

1995 vs. 1994

Pipeline operating income for 1995 was $103.8 million, a decrease of $1.6 million (1.5%) from the $105.4 million earned in 1994. This decrease reflected both decreased operating revenues and decreased operating expenses as discussed following.

       "Total gas sales revenue" decreased from $162.4 million in 1994 to $100.8 million in 1995, a decrease of $61.6 million (37.9%). This net decrease was composed of an approximately $82.1 million decrease attributable to a lower average sales price in 1995, partially offset by a $20.5 million increase attributable to higher 1995 sales volume, each as discussed following. "Sales to Distribution" for 1995 decreased by $6.6 million (9.2%) from 1994, reflecting an approximately $9.9 million decrease attributable to a decreased average sale price in 1995, partially offset by an increase of approximately $3.3 million attributable to increased 1995 sales volumes. The lower average sale price in 1995 was principally due to decreased 1995 average purchased gas cost as discussed following. This reduction in the average cost of purchased gas, in general, decreases the commodity component of the overall sales price (and purchased gas cost), thus decreasing total revenues without necessarily decreasing total margins. The increased 1995 sales volume was principally due to sales made to Wholesale Energy Marketing in 1995 which were not made in 1994 and, to a lesser extent, increased demand resulting from the relatively colder 1995 weather in Distribution's service areas. "Sales for resale and other" decreased by $55.0 million (60.5%) from 1994 to 1995, primarily due to the sale in 1994, at cost, of approximately $50.5 million of gas in storage inventory by MRT to its customers in conjunction with implementation of services under FERC Order 636.

       "Total transportation revenue" increased by $7.7 million (3.2%) from 1994 to 1995 principally due to increased volume as discussed following. The increase of 12.0 million MMBtu (12.1%) in 1995 transportation for Distribution was principally due to colder 1995 weather and the related increased demand in Distribution's service area, partially offset by the inclusion, in 1994 results, of volumes associated with Distribution's Kansas properties which were sold in September 1994. The increase of approximately 130.5 million MMBtu (17.8%) from 1994 to 1995 in transportation volumes for third parties was principally due to (1) increased 1995 transportation for resale customers due, in part, to the filling of customer-owned storage which previously was owned by Pipeline, (2) increased southbound volumes on the MRT system reflecting full implementation of FERC Order 636 and (3) Distribution volumes subject to "capacity release" programs pursuant to which volumes dedicated to a Distribution affiliate are released (and billed) to third-party shippers, resulting in a corresponding movement of these volumes from "Distribution" to "Unaffiliated". These increases in transportation volume tend to have a less than proportionate impact on transportation revenues due to straight-fixed-variable rate design as discussed preceding. The decrease of approximately $0.03 per MMBtu (11.9%) in the average transportation unit revenue from 1994 to 1995 was principally due to (1) the acceptance of lower margin transportation transactions (subject to increased competition) as marketing activities were intensified in 1995 and (2) the inclusion, in 1994 results, of a favorable rate case adjustment of approximately $4.0 million. During 1995, Pipeline utilized the Company's risk management program to mitigate the market risk, associated with certain of Pipeline's transportation agreements which contain market-sensitive pricing provisions, arising from movement in certain basin pricing differentials, see "Regulatory Matters" and "Wholesale Energy Marketing" elsewhere herein.

       "Purchased gas cost" decreased from $148.1 million in 1994 to $87.5 million in 1995, a decrease of $60.6 million (40.9%). This net decrease was composed of an approximately $79.3 million decrease attributable to a reduction of approximately $1.53 per MMBtu in the average cost of purchased gas in 1995, partially offset by an increase of approximately $18.7 million attributable to an increase in the 1995 volume of gas purchased in support of increased sales volumes as discussed preceding. The decrease of approximately $1.53 per MMBtu (47.5%) in the average cost of purchased gas during 1995 was principally due to
(1) the transfer of gas storage inventory to customers in 1994 as discussed preceding, (2) a general decrease in the 1995 market price of natural gas as discussed preceding and (3) the inclusion, in 1995 results, of a favorable adjustment of approximately $2.5 million resulting from the securing of supplies of gas at lower than expected prices for delivery to Distribution under a fixed-price sales commitment, see "Credit Risk and Off-Balance-Sheet Risk" under "Commitments and Contingencies" elsewhere herein. These favorable impacts were partially offset by the inclusion, in 1995 purchased gas cost, of approximately $2.0 million of fuel usage in excess of tariff-allowed recoveries from customers. Under subsequent rate cases, the fuel recovery percentage is adjusted each May and November, including a provision for over or under recoveries of fuel used in the previous six-month period.

       The gross margin on sales ("Total gas sales revenue" minus "Purchased gas cost") decreased from $14.3 million in 1994 to $13.3 million in 1995, a decline of $1.0 million (7.0%). This net decrease was composed of an unfavorable variance of approximately $2.8 million attributable to a decrease in the average margin on gas sales during 1995, partially offset by an increase of approximately $1.8 million attributable to the increased 1995 sales volume as discussed preceding. The decrease of approximately $0.05 per MMBtu (17.4%) in the average sales margin from 1994 to 1995 was principally due to (1) the decrease in 1995 spot market gas prices which adversely affected 1995 margins due to purchases under certain contracts which did not vary directly with spot market prices and (2) the 1995 fuel usage in excess of recoveries, each as discussed preceding.

       O&M increased from $52.7 million in 1994 to $61.8 million in 1995, an increase of $9.1 million (17.3%) due to a number of factors including a $5.7 million increase in transportation expense. Approximately $2.1 million of this increase in transportation expense was related to transportation fees paid to NFS. The gathering assets of NGT were transferred to NFS effective February 1, 1995 (see "Natural Gas Gathering" elsewhere herein) and, subsequent to this date, a transportation fee was paid to NFS for gas purchased by NGT at the wellhead and delivered to NGT through NFS's gathering systems. The remainder of the variance in transportation expense principally related to payments to the Gas Research Institute, which amounts are collected from customers through a surcharge, thereby offsetting the expense through increased transportation revenues. Prior to mid-1995, these payments were recorded as a "flow through", with no effect on revenue or expense. Other factors contributing to the unfavorable variance in O&M from 1994 to 1995 included (1) a non-recurring 1994 transfer to inventory of approximately $1.6 million of costs previously expensed, (2) approximately $2.7 million of 1995 expense resulting from a FERC compliance audit, (3) increased 1995 labor cost, principally due to a reduction in labor charged to capital projects and (4) the 1995 write-off of certain clearing account balances. These unfavorable variances were partially offset by reduced 1995 bad debts expense.

       "Depreciation and amortization" decreased by $3.0 million (8.2%) from 1994 to 1995 principally due to a change in the estimated service lives of NGT assets as discussed preceding and under "Change in Estimated Service Lives of Certain Assets" elsewhere herein. This change, effective in July 1995, reduced 1995 depreciation expense by approximately $3.4 million and represents an annualized expense decrease of approximately $6.8 million.

       "General, administrative and other" increased by $2.2 million (3.8%) from 1994 to 1995. Increased general and administrative expense represented $1.0 million (45.5%) of the increase, with the balance principally due to increased 1995 property taxes reflecting higher 1995 millage rates in certain taxing jurisdictions.

WHOLESALE ENERGY MARKETING

The Company's marketing of natural gas and risk management services to natural gas resellers and certain large volume industrial consumers is principally conducted by NorAm Energy Services, Inc., together with certain affiliates (collectively, "NES"). NES historically has operated primarily in those states served by the NGT and MRT systems but recently has had significant sales in various other states, Canada and Mexico, as it seeks to extend its activities throughout North America. During the second quarter of 1996, NES opened regional offices in Boulder, Colorado, Williamsburg, Virginia and Midland, Michigan, and had opened offices in Miami, Florida and St. Louis, Missouri during 1995. Additional offices may be opened as markets in other areas of the United States are developed. In addition, in recent periods, NES has begun to market electricity in wholesale markets.

       To minimize the risk from market fluctuations in the price of natural gas and transportation, the Company, generally through NES, enters into futures transactions, swaps and options (collectively, "financial instruments") in order to hedge certain commitments to buy, sell and transport natural gas, as well as existing gas in storage inventory and certain anticipated transactions. Some of these financial instruments carry off-balance-sheet risk, see "Credit Risk and Off-Balance-Sheet Risk" under "Commitments and Contingencies" elsewhere herein.

       In general, NES does not seek to take significant commodity risk for the purpose of generating margins in the ordinary course of its trading activities. NES is not, however, able to completely avoid inter-month or intra-month price or basis risk, and does not fully and at all times hedge its gas in storage inventory. As a result, to the extent that NES has unhedged inventory which is sold in a period of declining prices, losses (or reductions in margins) may occur. NES estimates that it incurred pre-tax losses of $3-$5 million in connection with the early 1997 sale of gas in storage inventory which was not hedged at December 31, 1996. At December 31, 1996, NES had approximately $11.9 million of deferred pre-tax losses associated with hedges of anticipated transactions, see "Credit Risk and Off-Balance-Sheet Risk" under "Commitments and Contingencies" elsewhere herein. Gains and losses resulting from changes in the market value of the various financial instruments utilized as hedges are recognized as a component of expense when the associated physical volumes are purchased, sold or transported under the relevant contracts, see "Accounting for Price Risk Management Activities" included in Note 1 of the accompanying Notes to Consolidated Financial Statements.

       As discussed following, total operating margins for NES increased by 159.6% and 107.4% from 1994 to 1995 and from 1995 to 1996, respectively. While the Company believes that NES has the potential to continue to increase its operating margins, the percentage increase for 1997, if any, may be less than that suggested by the historical trend as shown following due to, among other factors, (1) increasing competition (with attendant potential for decreased unit margins) in natural gas and electric power markets due, in part, to the creation, through business combinations and otherwise, of competitors significantly larger than NES, (2) the uncertain regulatory environment with respect to "unbundling" of natural gas markets and "deregulation" of wholesale electric power markets and (3) the early-1997 losses associated with the sale of gas in storage inventory as discussed preceding, and sales under "peaking contracts" with certain customers, see "Credit Risk and Off-Balance-Sheet Risk" under "Commitments and Contingencies" elsewhere herein.


WHOLESALE ENERGY MARKETING - FINANCIAL AND OPERATING  RESULTS
-----------------------------------------------------------------------------------
(millions of dollars, except as noted)               1996         1995         1994
-----------------------------------------------------------------------------------
Natural gas sales
     Unaffiliated sales                        $  1,892.8   $    747.3   $    537.4
     Sales to Distribution                          112.3         72.1         75.0
     Sales to Pipeline                               37.9         57.4         29.3
     Other affiliated sales                          24.0         16.5          5.7
-----------------------------------------------------------------------------------
    Total gas sales revenue                       2,067.0        893.3        647.4
-----------------------------------------------------------------------------------
Electricity sales                                    63.4         12.2          0.8
Other operating revenues                             --            0.9          1.2
-----------------------------------------------------------------------------------
    Total operating revenues                      2,130.4        906.4        649.4
-----------------------------------------------------------------------------------
Purchased gas costs
     Unaffiliated                                 1,877.6        765.2        574.5
     Affiliated                                     115.4         70.1         31.0
Transportation and storage expense                   46.3         46.1         38.0
Electricity purchases and transmission costs         63.1         11.5          0.7
-----------------------------------------------------------------------------------
Operating margin                                     28.0         13.5          5.2
General and administrative                           15.9          9.3          8.2
-----------------------------------------------------------------------------------
Operating income(loss)                         $     12.1   $      4.2   $     (3.0)
-----------------------------------------------------------------------------------
Natural gas sales volume (Bcf)                      877.1        543.7        338.3
Average sales margin ($/Mcf)                   $    0.032   $    0.022   $    0.012
-----------------------------------------------------------------------------------

1996 vs. 1995

Operating income for NES in 1996 was $12.1 million, an increase of $7.9 million (188.1%) from the $4.2 million earned in 1995. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

       "Total gas sales revenue" increased from $893.3 million in 1995 to $2,067.0 million in 1996, an increase of $1,173.7 million (131.4%).
Approximately $625.9 million (53.3%) of this increase was attributable to an increase in the average sales price in 1996, and the balance of approximately $547.8 million (46.7%) was attributable to an increase in 1996 natural gas sales volume. The increase of approximately $0.71 per Mcf (43.4%) in the average sales price of natural gas during 1996 principally was reflective of market conditions during 1996 which produced a general increase in the cost of spot market natural gas purchases as discussed following (the cost of gas is a component of the overall sales rate). The increase of approximately 333.4 Bcf (61.3%) in 1996 natural gas sales volume was principally due to the expansion of NES's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed preceding, NES continued to increase its efforts toward becoming a nationwide marketing company with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors.

       Total purchased gas costs were $1,993.0 million in 1996, an increase of $1,157.7 million (138.6%) from 1995. Approximately $645.5 million (55.8%) of this increase was attributable to an increase of approximately $0.74 per Mcf (47.9%) in the average cost of purchased gas in 1996, and the balance of approximately $512.2 million (44.2%) was attributable to the increased 1996 sales volume, each as discussed preceding. "Transportation and storage expense" increased from $46.1 million in 1995 to $46.3 million in 1996, an increase of $0.2 million (0.4%). This net increase was composed of an increase of approximately $28.3 million due to the increased 1996 sales volume as discussed preceding, substantially offset by a decrease of approximately $28.1 million due to a decrease of approximately $0.032 per Mcf (37.7%) in the unit cost of transportation and storage in 1996. The decrease in the unit cost of transportation and storage in 1996 was principally due to increased 1996 usage of interruptible and capacity release transportation in lieu of firm transportation arrangements. "Electricity sales" and "Electricity purchases and transmission costs" of $63.4 million and $63.1 million, respectively, in 1996 represented significant increases over the corresponding amounts for 1995, although the gross margin from power marketing declined from approximately $0.7 million in 1995 to approximately $0.3 million in 1996, as the significant increase in volume was more than offset by a decrease in unit margins. During 1996, NES continued to increase both its emphasis on electricity sales and its electricity marketing staff in anticipation of increased access to electric power markets. The decrease in 1996 unit margins from power marketing was principally attributable to the volatility and limited liquidity in wholesale electric power markets which increase the intra-month price risk associated with such activities.

       The operating margin for 1996 was $28.0 million, an increase of $14.5 million (107.4%) from 1995. The 1996 margin on gas sales was $27.7 million, an increase of $15.8 million (132.8%) from the $11.9 million earned in 1995. Of this total increase in gas sales margin, approximately $8.5 million (53.8%) was attributable to an approximately $0.01 per Mcf increase in the average margin per unit of sales in 1996, principally due to the more intense and focused marketing efforts in 1996 as discussed preceding, together with the increased use of risk management capabilities and expanded use of cyclable storage. The remainder of the increase, approximately $7.3 million (46.2%) was principally attributable to the increased 1996 sales volume as discussed preceding.

       The increase of $6.6 million (71.0%) in "General and administrative" from 1995 to 1996 was principally due to costs associated with staffing increases made in support of the increased sales and expanded marketing efforts as described preceding.

1995 vs. 1994

Operating income for NES in 1995 was $4.2 million, an increase of $7.2 million from the $(3.0) million loss reported in 1994. This improvement reflected both increased operating revenues and increased operating expenses as discussed following.

       "Total gas sales revenue" increased from $647.4 million in 1994 to $893.3 million in 1995, an increase of $245.9 million (38.0%). This net increase was composed of an approximately $393.1 million increase due to increased natural gas sales volume in 1995, partially offset by a decrease of approximately $147.2 million attributable to a decreased 1995 average sales price. The increase of approximately 205.4 Bcf (60.7%) in 1995 natural gas sales volume was principally due to the expansion of NES's marketing efforts. The decrease of approximately $0.27 per Mcf (14.1%) in the average sales price of natural gas during 1995 principally was reflective of market conditions during 1995 which produced a general decline in the cost of spot market natural gas purchases (the cost of gas is a component of the overall sales rate).

       Total purchased gas costs were $835.3 million in 1995, an increase of $229.8 million (38.0%) from 1994. This net increase was composed of an approximately $367.6 million increase attributable to the increased 1995 sales volume as discussed preceding, partially offset by an approximately $137.8 million decrease attributable to an approximately $0.254 per Mcf (14.2%) decrease in the average cost of purchased gas in 1995. This decrease in the 1995 average cost of purchased gas reflected the decreased 1995 spot market price of natural gas as discussed preceding and, to a lesser extent, the increased 1995 usage of risk management strategies to obtain lower-cost term natural gas supplies. "Transportation and storage expense" increased from $38.0 million in 1994 to $46.1 million in 1995, an increase of $8.1 million (21.3%). This net increase was composed of an increase of approximately $23.1 million due to the increased sales volume in 1995 as discussed preceding, partially offset by a decrease of approximately $15.0 million due to a decrease of approximately $0.028 per Mcf (24.5%) in the 1995 unit cost of transportation and storage. The decrease in the unit cost of transportation and storage in 1995 was principally due to increased 1995 usage of interruptible and capacity release transportation in lieu of firm transportation arrangements. "Electricity sales" and "Electricity purchases and transmission costs" of

$12.2 million and $11.5 million, respectively, in 1995 represented significant increases over the corresponding amounts for 1994. During 1995, NES increased both its emphasis on electricity sales and its electricity marketing staff in anticipation of increased access to electric power markets.

       The operating margin for 1995 was $13.5 million, an increase of $8.3 million (159.6%) from 1994. The 1995 margin on gas sales was $11.9 million, an increase of $8.0 million (205.1%) from the $3.9 million earned in 1994. Of this total increase, approximately $2.4 million (30.0%) was attributable to the increased sales volume in 1995 as discussed preceding, and approximately $5.6 million (70.0%) was attributable to an approximately $0.01 per Mcf increase in the 1995 average margin per unit of sales, principally due to the more intense and focused marketing efforts in 1995 as discussed preceding, together with the increased use of risk management capabilities and expanded use of cyclable storage.

       The increase of $1.1 million (13.4%) in "General and administrative" from 1994 to 1995 was principally due to costs associated with staffing increases made in support of the increased sales and expanded marketing efforts as described preceding.

NATURAL GAS GATHERING

The Company's natural gas gathering business, including related liquids extraction and marketing activities, is conducted by NorAm Field Services Corp. together with certain affiliates, collectively referred to herein as "NFS" or "Natural Gas Gathering". Prior to 1994, a substantial portion of these activities were billed as part of Interstate Pipelines' sales rate and not separately identified. Accordingly, the Company's gathering activities prior to 1994 are included with Interstate Pipelines. NFS operates more than 3,600 miles of gathering pipelines which collect gas from more than 200 separate gathering systems located in major producing fields in Oklahoma, Louisiana, Arkansas and Texas. In addition, NFS engages in liquids extraction activities, principally through a joint venture with NGC Corp. (an affiliate of Natural Gas Clearinghouse).

       On February 1, 1995, pursuant to a "spindown" order from the FERC, the Company transferred NGT's natural gas gathering assets to NFS, which is not generally subject to cost-of-service rate regulation. Despite the fact that competition remains high in many of its activities, the Company expects that efforts will be made in certain states to enact legislation to regulate gathering rates and services, although the Company currently expects that any such efforts will be successful only to the extent of providing for complaint-type proceedings alleging undue discrimination or similar "light-handed" regulatory approaches.

       In general, the level of NFS's throughput is subject to variability resulting from, among other factors, (1) changes in the rate of producer drilling, (2) production curtailments due to state allowables, (3) capacity constraints on downstream pipelines and (4) shut-ins by producers due to natural gas sales price levels. In addition, well freeze-offs occur in extremely cold weather. NFS attempts to minimize the negative impact of these factors through a strategy of aggressively connecting new wells and offering additional value-added services.

NATURAL GAS GATHERING - FINANCIAL AND OPERATING RESULTS
-----------------------------------------------------------------------------
(millions of dollars, except as noted)         1996         1995         1994
-----------------------------------------------------------------------------
Gathering revenue                        $     25.4   $     27.3   $     22.6
Natural gas sales                              63.2         20.2         --
Products extraction                             8.9          7.6          7.9
Other operating revenue                         3.2          1.2          2.2
-----------------------------------------------------------------------------
     Total operating revenues                 100.7         56.3         32.7
-----------------------------------------------------------------------------
Gas purchased, net                             61.2         20.0         --
Cost of sales                                   4.8          4.7          4.7
Operation and maintenance                      12.5         13.0         11.1
Administrative expense                          5.3          4.5          3.9
Depreciation                                    2.1          4.1          6.2
Taxes other than income                         0.9          1.3          1.2
-----------------------------------------------------------------------------
     Operating income                    $     13.9   $      8.7   $      5.6
=============================================================================
Average invested capital                 $    117.6   $     97.8   $    102.1(1)
=============================================================================
Total throughput (Bcf)                        230.5        232.3        229.7
Margin/unit of throughput ($/MMBtu)      $    0.151   $    0.136   $    0.122
Number of receipt points                      3,183        2,987        2,871
-----------------------------------------------------------------------------

(1) Balance as of December 31, 1994; the December 31, 1993 balance is not available for the computation of an average.

1996 vs. 1995

Operating income for NFS in 1996 was $13.9 million, an increase of $5.2 million (59.8%) from the $8.7 million earned in 1995. This increase reflected both increased operating margins and reduced expenses as discussed following.

       Total operating revenues increased from $56.3 million in 1995 to $100.7 million in 1996, an increase of $44.4 million (78.9%). Approximately $43.0 million (96.8%) of this favorable variance was due to an increase in NFS's gas marketing and balancing activities performed in support of its gathering customers, which activities yield very low margins. Excluding the revenues associated with these marketing and balancing activities, operating revenues increased approximately $1.4 million (3.9%) from $36.1 million in 1995 to $37.5 million in 1996. This net increase was composed of an approximately $1.7 million increase attributable to an increase in the average unit revenue in 1996, partially offset by a decrease of approximately $0.3 million attributable to decreased 1996 throughput. The increase in the average unit revenue in 1996 was principally due to new compression, nomination and balancing services provided to customers in 1996, in addition to higher 1996 liquid prices. The net decrease of approximately 1.8 Bcf (0.8%) in 1996 throughput reflected producer shut-ins, freeze-offs, curtailments and increased capacity constraints in comparison to the prior year, partially offset by increased throughput from approximately 200 new well connections and the addition of gathering assets previously owned by Interstate Pipelines.

       The gross margin ("Total operating revenues" less "Gas purchased, net" and "Cost of sales") increased from $31.6 million in 1995 to $34.7 million in 1996, an increase of $3.1 million (9.8%). This net favorable variance was composed of a $3.3 million favorable variance due to the increase in the 1996 average unit revenue, partially offset by a $0.2 million unfavorable variance attributable to the reduced 1996 throughput, each as discussed preceding.

       Pursuant to a review of the natural gas reserves connected and proximate to NFS's gathering systems, in July 1995, NFS reduced the depreciation rates associated with certain of its assets. This reduction in depreciation rates was responsible for substantially all of the $2.0 million (48.8%) decrease in depreciation expense from 1995 to 1996.

       Despite an increased level of services during 1996, primarily from the installation of compression and new well connections, other expenses (exclusive of "Gas purchased, net", "Cost of sales" and "Depreciation") decreased by $0.1 million (0.5%) from 1995 to 1996, primarily due to (1) reduced 1996 labor costs in the field which more than offset increased administrative staffing costs to support the additional services as described preceding and (2) reduced 1996 ad valorem taxes.

1995 VS. 1994

Operating income for NFS in 1995 was $8.7 million, an increase of $3.1 million (55.4%) from the $5.6 million earned in 1994. This increase reflected both increased operating revenues and increased operating expenses as discussed following.

       Total operating revenues increased from $32.7 million in 1994 to $56.3 million in 1995, an increase of $23.6 million (72.2%). Approximately $20.2 million (85.6%) of this favorable variance was due to NFS's 1995 gas marketing and balancing activities performed in support of its gathering customers, which activities yield very low margins and were not performed in 1994. After removal of revenues associated with these 1995 marketing and balancing activities, operating revenues increased from $32.7 million in 1994 to $36.1 million in 1995, an increase of $3.4 million (10.4%). Approximately $3.0 million (88.2%) of this increase was attributable to an increase in the average unit revenue in 1995, and approximately $0.4 million (11.8%) was attributable to increased 1995 throughput. The increase in the average 1995 unit revenue was principally due to new compression and nomination services provided to customers in 1995. The increase of approximately 2.6 Bcf (1.1%) in 1995 throughput reflected the implementation of low pressure projects and other enhanced gathering services during 1995, partially offset by approximately 6.5 Bcf of gas which was shut in by producers during 1995 due to relatively low spot market gas prices.

       The gross margin ("Total operating revenues" less "Gas purchased, net" and "Cost of sales") increased from $28.0 million in 1994 to $31.6 million in 1995, an increase of $3.6 million (12.9%). Approximately $3.3 million (91.7%) of this variance was due to the increase in the 1995 average unit revenue and the remaining $0.3 million (8.3%) was attributable to the increased 1995 throughput, each as discussed preceding.

       Pursuant to a review of the natural gas reserves connected and proximate to NFS's gathering systems, in July 1995, NFS reduced the depreciation rates associated with certain of its assets. This decrease in depreciation rates was responsible for substantially all of the $2.1 million (33.9%) decrease in depreciation expense from 1994 to 1995.

       Other expenses (exclusive of "Gas purchased, net", "Cost of sales" and "Depreciation") increased by approximately $2.6 million (16.0%) from 1994 to 1995, largely due to a $2.2 million increase in 1995 compression rental and related supplies and expenses incurred in support of projects to lower pressure and increase deliverability, together with incremental 1995 staffing costs incurred to support the additional services as described preceding.

RETAIL ENERGY MARKETING

The Company's marketing of natural gas and related services to those industrial and commercial customers located behind the "city gate" of local gas distribution companies but not utilizing traditional "bundled" utility service, as well as certain industrial customers served by third-party pipelines on which the Company holds capacity, is principally carried out by NorAm Energy Management, Inc., together with certain affiliates (collectively, "NEM"). Certain of NEM's activities, while not subject to traditional cost-of-service rate determination, are subject to the jurisdiction of various regulatory bodies as to the allocation of joint costs between such activities and certain of the Company's regulated activities. In the fourth quarter of 1996, NEM opened offices in Ohio and New Jersey in order to expand the scope of its marketing efforts and provide for increased customer contact. NEM had sales to six facilities, operated by its largest customer, which represented approximately 38.4 Bcf (19.3%), 38.3 Bcf (22.6%) and 11.9 Bcf (10.2%) of NEM's
total gas sales volumes in 1996, 1995, and 1994, respectively. In general, the contracts pursuant to which these sales are made extend to June 1999.

       Results of operations for Retail Energy Marketing ("REM") as presented following also include the Company's home care service activities ("HCS"), including (1) appliance sales and service, (2) home security services and (3) resale of long distance telephone service, the latter two of which businesses are essentially in a "start-up" mode. HCS's activities contributed operating income (loss) of approximately $3.0 million, $(0.5) million and $(0.7) million to REM's overall operating results in 1996, 1995 and 1994, respectively. Appliance sales and service had operating revenues of $52.2 million, $45.6 million and $43.6 million during 1996, 1995 and 1994, respectively, representing in excess of 97% of HCS's operating revenues during each period.

RETAIL ENERGY MARKETING - FINANCIAL AND OPERATING RESULTS
--------------------------------------------------------------------------------------------
(millions of dollars, except as noted)                        1996         1995         1994
--------------------------------------------------------------------------------------------
Natural gas sales                                       $    495.5   $    295.8   $    242.2
Transportation                                                 3.7          3.5          3.6
Other, principally home care services                         54.2         46.6         44.7
--------------------------------------------------------------------------------------------
           Total operating revenues                          553.4        345.9        290.5
--------------------------------------------------------------------------------------------
Purchased gas cost                                           459.6        270.5        220.9
Operations, maintenance, cost of
      sales and other, principally home care services         53.1         46.6         45.7
General and administrative                                     7.2          3.3          2.3
Depreciation and amortization                                  1.8          1.9          1.9
Taxes other than income                                        2.0          1.4          1.3
--------------------------------------------------------------------------------------------
         Operating income                               $     29.7   $     22.2   $     18.4
--------------------------------------------------------------------------------------------
Natural gas sales volume (Bcf)                               198.7        169.7        116.6
Average sales margin ($/Mcf)                            $    0.181   $    0.149   $    0.183
Transportation volume (Bcf)                                   26.2         25.3         27.7
--------------------------------------------------------------------------------------------

1996 vs. 1995

Operating income for REM increased from $22.2 million in 1995 to $29.7 million in 1996, an increase of $7.5 million (33.8%). This overall increase reflected
(1) an increase of approximately $7.0 million attributable to improved results from NEM's gas marketing activities (operating income for 1996 was $29.7 million) and (2) an increase of approximately $3.6 million attributable to improved results from HCS (operating income for 1996 was approximately $3.0 million). The improved results from HCS were principally due to increased margin from appliance sales and service, reflecting (1) increased contracts and options, (2) a basic contract price increase and (3) increased technician productivity. These favorable variances were partially offset by (1) a decrease of approximately $2.3 million associated with the start-up of NorAm Consumer Services in 1996, principally the initial offering of appliance services in Denver, Colorado and (2) a decrease of approximately $0.8 million attributable to the start-up of Arkla Long Distance, a reseller of long distance telephone service. The improved results from NEM's activities reflected both increased operating revenues and increased operating expenses as discussed following.

       Natural gas sales revenues increased from $295.8 million in 1995 to $495.5 million in 1996, an increase of $199.7 million (67.5%). Approximately $149.2 million (74.7%) of this increase was attributable to an increase in the average sales price in 1996 and approximately $50.5 million (25.3%) of the increase was attributable to increased 1996 sales volumes. The increase of approximately $0.75 per Mcf (43.1%) in the average sales price in 1996 was principally due to (1) an increase of approximately $0.72 per Mcf (45.1%) in the average cost of purchased gas in 1996 (a component of the sales rate) and
(2) an increase in the average sales margin as discussed following. The increase of 29.0 Bcf (17.1%) in sales volumes during 1996 was principally due to (1) increased 1996 marketing efforts by an expanded staff and (2) weather-related 1996 increases in swing sales to commercial and industrial customers (principally during the first quarter). In addition, the weather-related increased demand for firm supplies of gas created opportunities to serve customers outside NEM's traditional service area who were unable to obtain supplies under their usual arrangements.

       "Purchased gas cost" increased from $270.5 million in 1995 to $459.6 million in 1996, an increase of $189.1 million (69.9%). This increase was principally due to the increase in the 1996 average cost of gas and the increased 1996 sales volume as discussed preceding, which were responsible for $142.9 million (75.6%) and $46.2 million (24.4%), respectively, of the total increase.

       The average sales margin increased from $0.149 per Mcf in 1995 to $0.181 per Mcf in 1996, an increase of $0.032 per Mcf (21.5%), principally due to the relatively colder 1996 weather and resulting decreased availability of pipeline capacity at various locations. This decreased availability of gas and associated transportation resulted in the payment of significant premiums by certain customers in certain circumstances in order to avoid interruption of supply.

       The increase of $6.5 million (13.9%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from 1995 to 1996 was principally due to (1) the 1996 costs associated with the start-up businesses as discussed preceding and (2) increased 1996 cost of sales, marketing expenses and vehicles in the appliance sales and service business. The increase of $3.9 million (118.2%) in "General and administrative" was principally due to increased staffing costs incurred in support of the increased marketing efforts and sales as discussed preceding.

1995 vs. 1994

Operating income for REM increased from $18.4 million in 1994 to $22.2 million in 1995, an increase of $3.8 million (20.7%). Approximately $0.2 million of this increase was attributable to a decreased operating loss at HCS, with the balance attributable to NEM's natural gas sales and marketing activities, reflecting both increased operating revenues and increased operating expenses as discussed following.

       Natural gas sales revenues increased from $242.2 million in 1994 to $295.8 million in 1995, an increase of $53.6 million (22.1%). This net increase was composed of an approximately $110.3 million increase attributable to higher 1995 sales volume, partially offset by a decrease of approximately $56.7 million attributable to a decrease in the average natural gas sales price during 1995. The increase of approximately 53.1 Bcf (45.5%) in natural gas sales volume during 1995 was principally due to the addition of several new industrial customers whose operations are affiliated with those of NEM's largest customer, brought about by its acquisition of four large chemical plants along the Texas Gulf Coast. The decrease of approximately $0.33 per Mcf (16.1%) in the average natural gas sales price in 1995 was principally due to a decrease of approximately $0.30 per Mcf (15.9%) in the average cost of purchased gas in 1995 (a component of the sales rate) as discussed following.

       "Purchased gas cost" increased from $220.9 million in 1994 to $270.5 million in 1995, an increase of $49.6 million (22.5%). This net increase was composed of an increase of approximately $100.6 million attributable to the increase in 1995 natural gas sales volume as discussed preceding, partially offset by a decrease of approximately $51.0 million attributable to a decrease in the 1995 average cost of purchased gas. This decrease in the average cost of purchased gas was directly reflective of the decline in spot market natural gas prices from 1994 to 1995.

       The gross margin on gas sales increased from $21.3 million in 1994 to $25.3 million in 1995, an increase of $4.0 million (18.8%). This net increase was composed of an increase of approximately $9.7 million attributable to the increased 1995 natural gas sales volume as discussed preceding, partially offset by a decrease of approximately $5.7 million attributable to a decrease in the average sales margin in 1995. The average sales margin decreased from approximately $0.183 per Mcf in 1994 to approximately $0.149 per Mcf in 1995, a decrease of approximately $0.034 per Mcf (18.6%). This decrease was principally due to competitive pressures in NEM's market area which frequently require that NEM accept lower margins in order to remain competitive in existing markets and/or acquire incremental business.

       The increase of $0.9 million (2.0%) in "Operating, maintenance, cost of sales and other, principally Home Care Services" from 1994 to 1995 was principally due to increased costs associated with appliance service activities. The increase of $1.0 million (43.5%) in "General and administrative" from 1994 to 1995 was principally due to increased staffing costs incurred in support of the increased natural gas sales as discussed preceding.

CORPORATE AND OTHER

The $17.6 million increase in the operating loss from $(9.6) million in 1995 to $(27.2) million in 1996, was principally due to (1) approximately $4.5 million of 1996 costs associated with the pending merger with Houston Industries, see "Merger With Houston Industries" elsewhere herein, (2) approximately $2.8 million of incremental 1996 losses associated with NorAm Damage Prevention, a start-up business principally engaged in line locating services, (3) approximately $2.8 million of incremental 1996 costs associated with general business development activities, (4) a decrease of approximately $1.8 million in the 1996 favorable consolidation adjustment associated with certain benefit plans, (5) approximately $1.6 million of incremental 1996 expense associated with international activities, (6) approximately $1.5 million of incremental 1996 costs not allocated to business units during 1996, (7) approximately $1.0 million of 1995 operating income associated with a forward oil sale agreement which terminated in mid-

1995 and (8) approximately $1.6 million of incremental 1996 costs for information services and certain miscellaneous activities.

       The $2.6 million increase in the operating loss from 1994 to 1995 was principally due to (1) the expiration of a forward oil sale agreement in June 1995, pursuant to which $1.9 million of operating income was recognized in 1994 but only $1.0 million in 1995, (2) 1995 expenditures associated with the Company's investigation of international investment opportunities and (3) incremental 1995 expenditures for miscellaneous activities. These unfavorable variances were partially offset by a decline in 1995 depreciation expense due to the transfer of certain Corporate assets to another business unit in early 1995.

NON-OPERATING INCOME AND EXPENSE

Consolidated net income for 1996 was approximately $90.9 million, an improvement of approximately $25.4 million (38.8%) from the $65.5 million earned in 1995 while, as discussed preceding, operating income increased by approximately $27.2 million (9.5%) during the same period. The principal reasons for this increase of $1.8 million (0.8%) in net expense below the operating income line were as follows:

----------------------------------------------------------------------------------------------
(dollars in millions)                          Year Ended
                                              December 31,            Increase(Decrease)
                                           1996          1995           $         %
----------------------------------------------------------------------------------------------
Interest expense, net                    $  132.6     $  158.0     $  (25.4) / (16.1%)(1)(2)
Dividend on Trust Preferred (3)               5.8         --            5.8  /  N/A
Loss on sale of accounts receivable (2)      11.5          9.8          1.7  /  17.3% (4)
Other, net                                    3.1         (1.4)         4.5  /  321.4%
Income tax provision                         66.4         55.4         11.0  /  19.9% (5)
Extraordinary item (6)                        4.3          0.1          4.2  /  N/M
----------------------------------------------------------------------------------------------
    Total                                $  223.7     $  221.9     $    1.8  /  0.8%
----------------------------------------------------------------------------------------------

(1) Approximately $18.3 million (72.0%) of this favorable variance was attributable to a decrease in the average level of debt during 1996 and the balance of approximately $7.1 million (28.0%) was attributable to a decrease in the average interest rate in 1996, see "Net Cash Flows from Financing Activities" elsewhere herein.
(2) Beginning with January 1, 1997, amounts previously reported as "Loss on sale of accounts receivable" will be included as a component of interest expense, see "Net Cash Flows from Operating Activities" elsewhere herein.
(3) The Trust Preferred was issued in June 1996, see "Net Cash Flows from Financing Activities" elsewhere herein.
(4) This net unfavorable variance was composed of a $3.5 million unfavorable variance attributable to increased 1996 utilization of the facility, partially offset by a $1.8 million favorable variance attributable to a lower average interest rate in 1996.
(5) This net unfavorable variance was composed of an unfavorable variance of approximately $18.6 million attributable to an increase in 1996 pre-tax income, partially offset by a decrease of approximately $7.6 million attributable to a decrease in the effective tax rate in 1996, see Note 2 of the accompanying Notes to Consolidated Financial Statements.
(6) Loss on early retirement of debt, less taxes, see "Retirements and Reacquisitions of Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements.

Consolidated net income for 1995 was approximately $65.5 million, an improvement of approximately $17.4 million (36.2%) from the $48.1 million earned in 1994 while, as discussed preceding, operating income increased by $22.4 million during the same period. The principal reasons for this increase of $5.0 million (2.3%) in net expense below the operating income line were as follows:

-------------------------------------------------------------------------------------------------------------
(dollars in millions)                                Year Ended
                                                    December 31,                     Increase(Decrease)
                                                 1995          1994                    $            %
-------------------------------------------------------------------------------------------------------------
Interest expense, net                          $  158.0      $  169.4              $ (11.4) /   (6.7%) (1)(2)
Loss on sale of accounts receivable (2)             9.8           7.1                  2.7) /   38.0%  (3)
Other, net                                         (1.4)          2.8                 (4.2) / (150.0%)
Income tax provision                               55.4          34.4                 21.0  /   61.0%  (4)
Discontinued operations                             0.0           2.1(5)              (2.1) / (100.0%)
Extraordinary item (6)                              0.1           1.1                 (1.0) /  (90.9%)
-------------------------------------------------------------------------------------------------------------
    Total                                      $  221.9      $  216.9              $   5.0  /    2.3%
=============================================================================================================

(1) Approximately $8.1 million (71.1%) of this favorable variance was attributable to a decrease in the average level of debt during 1995 and the balance of approximately $3.3 million (28.9%) was attributable to a decrease in the average interest rate in 1995, see "Net Cash Flows from Financing Activities" elsewhere herein.
(2) Beginning with January 1, 1997, amounts previously reported as "Loss on sale of accounts receivable" will be included as a component of interest expense, see "Net Cash Flows from Operating Activities" elsewhere herein.
(3) Approximately $2.2 million (81.5%) of this unfavorable variance was attributable to an increase in the average interest rate in 1995 and the balance of approximately $0.5 million (18.5%) was attributable to increased 1995 utilization of the facility.
(4) Approximately $14.1 million (67.1%) of this unfavorable variance was attributable to an increase in 1995 pre-tax income and the balance of approximately $6.9 million (32.9%) was attributable to an increase in the effective tax rate in 1995, see Note 2 of the accompanying Notes to Consolidated Financial Statements.
(5) Costs associated with the discontinued operations of University Savings Association, see "Discontinued Operations" included in Note 1 of the accompanying Notes to Consolidated Financial Statements.
(6) Loss on early retirement of debt, less taxes, see "Retirements and Reacquisitions of Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

EXPLORATION AND PRODUCTION

On December 31, 1992, the Company completed the sale of Arkla Exploration Company, the Company's former subsidiary engaged in oil and gas exploration and production activities, to Seagull Energy Corporation ("Seagull") for approximately $397 million in cash. In conjunction with the sale, the Company agreed to indemnify Seagull against certain exposures, for which the Company has established reserves equal to anticipated claims under the indemnity. In conjunction with its 1991 sale of Dyco Petroleum Company, the Company established a reserve equal to its expected exposure under the limited indemnity provisions of the sale agreement. These reserves are included under the caption "Estimated obligations under indemnification provisions of sale agreements" in the accompanying Consolidated Balance Sheet.

RADIO COMMUNICATIONS AND ENERGY MEASUREMENT

In conjunction with the purchase of Diversified Energies, Inc. in November 1990, the Company acquired business units that conducted operations in radio communications ("Johnson") and energy measurement products and systems ("EnScan"). In 1992, the Company sold Johnson, and EnScan merged with Itron, Inc. ("Itron") of Spokane, Washington, a company which manufactures equipment and provides services similar and complementary to those of EnScan, resulting in an exchange of the Company's EnScan common stock for shares of Itron common stock (the "Itron Shares"). After the Company's 1994 sale of 400,000 Itron Shares and its 1995 sale of 80,000 Itron Shares, each at approximately book value (yielding cash proceeds of approximately $7.2 million and $1.4 million, respectively), at December 31, 1996, the Company's remaining Itron Shares (approximately 1.5 million) represented ownership of approximately 11.2% of the combined enterprise, which is managed by Itron. Based on price quotations on the NASDAQ, the market value (and carrying value) of the Company's investment at December 31, 1996 was approximately $26.7 million, approximately the Company's cost basis. The market value of the Itron shares was approximately $29.3 million at March 14, 1997, representing an unrealized gain of $1.7 million (net of tax benefit of $1.0 million). Any unrealized gain or loss, net of related tax effect, is reported as a separate component of stockholders' equity. During 1996, the market value of the

Company's Itron investment (based on closing share prices on the NASDAQ) varied from a high of approximately $88.3 million to a low of approximately $22.5 million. While there are other ways in which the Company could monetize its investment in the Itron Shares, in general, the market for the Itron Shares on the NASDAQ is not sufficiently liquid to allow the Company to dispose of a significant portion of its investment in a single transaction without accepting a significant discount from the quoted price.

UNIVERSITY SAVINGS ASSOCIATION

University Savings Association was a wholly owned subsidiary of Entex, Inc. until its sale to a private group in May 1987, prior to the Company's February 1988 merger with Entex, see "Discontinued Operations" included in Note 1 of the accompanying Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The table below illustrates the sources of the Company's invested capital during the last five years (see also "Sale of Receivables" under "Net Cash Flows from Operating Activities" elsewhere herein). The Company engaged in several significant financing transactions during 1996, see "Net Cash Flows from Financing Activities" elsewhere herein.

INVESTED CAPITAL
-------------------------------------------------------------------------------------------
(dollars in millions)                                   December 31,
                                       1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------
Long-term debt                     $1,054.2    $1,474.9    $1,414.4    $1,629.4    $1,783.1
Trust preferred (1)                   167.8        --          --          --          --
Common equity (2)                     800.5       637.3       587.4       578.0       582.9
Preferred stock (3)                    --         130.0       130.0       130.0       130.0
-------------------------------------------------------------------------------------------
  Total capitalization              2,022.5     2,242.2     2,131.8     2,337.4     2,496.0
Short-term debt                       392.0       128.8       274.6       192.4       120.0
-------------------------------------------------------------------------------------------
  Total invested capital           $2,414.5    $2,371.0    $2,406.4    $2,529.8    $2,616.0
===========================================================================================

TOTAL CAPITALIZATION:
  Long-term debt                       52.1%       65.8%       66.3%       69.7%       71.4%
  Trust preferred (1)                   8.3%       --          --          --          --
  Common equity                        39.6%       28.4%       27.6%       24.7%       23.4%
  Preferred stock                      --           5.8%        6.1%        5.6%        5.2%
-------------------------------------------------------------------------------------------
TOTAL INVESTED CAPITAL:
  Senior debt (4)                      54.8%       67.6%       70.2%       72.0%       72.7%
  Total debt
    Without receivables sold (5)       59.9%       67.6%       70.2%       72.0%       72.7%
    With receivables sold (5)          63.5%       70.6%       72.4%       74.3%       74.8%
-------------------------------------------------------------------------------------------

(1) Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp., see "Net Cash Flows from Financing Activities" elsewhere herein.
(2) Includes unrealized gains on the Company's investment in Itron, net of tax of $15.3 million and $2.6 million at December 31, 1995 and 1994, respectively. The unrealized gain was not material at December 31, 1996. See also "Radio Communications and Energy Measurement" under "Discontinued Operations" elsewhere herein.
(3) Exchanged for the Company's 6% Convertible Subordinated Debentures due 2012 in June 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.
(4) Excludes the Company's 6% Convertible Subordinated Debentures due 2012 outstanding beginning with June 1996, and of which $122.7 million were outstanding at December 31, 1996, see "Net Cash Flows From Financing Activities" elsewhere herein.
(5) See "Sale of Receivables" under "Net Cash Flows From Operating Activities" elsewhere herein.

CASH FLOW ANALYSIS

The following discussion of cash flows should be read in conjunction with the Company's Statement of Consolidated Cash Flows and the additional cash flow information provided under "Supplemental Cash Flow Information" in Note 1 of the accompanying Notes to Consolidated Financial Statements.

NET CASH FLOWS FROM OPERATING ACTIVITIES

1996 VS. 1995

As indicated in the accompanying Statement of Consolidated Cash Flows, "Net cash provided by operating activities" decreased from approximately $338.9 million in 1995 to $228.2 million in 1996. This decrease of approximately $110.7 million (32.7%) was principally attributable to:

-- A decrease of approximately $130.0 million (304.4%) in 1996 cash provided from the net of accounts receivable and accounts payable, principally due to the build-up of accounts receivable at year-end 1996 reflecting (1) the relatively colder weather and resultant increased sales in Distribution and (2) increased sales volumes at the Company's marketing units, partially offset by the related build-up of accounts payable for purchases of natural gas, transportation and storage services.
-- A decrease of approximately $40.0 million (159.4%) in cash provided by inventories during 1996 principally due to (1) reduced 1996 proceeds from sales of inventory existing at December 31, 1995 in comparison to 1995 proceeds from sales of inventory existing at December 31, 1994, principally due to the relatively larger December 31, 1994 balance and
       (2) the increase in the December 31, 1996 inventory balance (largely paid for in 1996) over the December 31, 1995 balance (largely paid for in 1995).
-- A decrease of approximately $13.3 million in cash provided in 1996 from recoveries under settlements of gas contracts disputes as the underlying agreements continue to expire.

These unfavorable impacts were partially offset by:

-- An increase of approximately $31.8 million in 1996 income before non-cash charges and credits, see "Material Changes in the Results of Continuing Operations" elsewhere herein.
-- An increase of approximately $32.6 million in 1996 cash provided by deferred gas costs, principally due to the relatively larger December 31, 1995 balance which was collected during 1996.
-- An increase of approximately $5.8 million in 1996 cash provided by income taxes payable, inclusive of the utilization of tax loss carryforwards, principally due to increased 1996 current tax expense net of cash income tax payments.
-- An increase of approximately $2.4 million in 1996 cash provided by miscellaneous working capital items.

1995 VS. 1994

As indicated in the accompanying Statement of Consolidated Cash Flows, "Net cash provided by operating activities" increased from approximately $302.3 million in 1994 to approximately $338.9 million in 1995. This increase of approximately $36.6 million (12.1%) was principally attributable to:

-- An increase of $22.6 million in cash provided by other current liabilities in 1995, principally due to the relatively larger December 31, 1993 balance in other current liabilities which was paid in 1994.
-- An increase of $18.3 million in cash provided by other current assets in 1995 principally due to the relatively larger December 31, 1994 balance in other current assets which was collected in 1995.
-- An increase of $13.5 million in 1995 income before depreciation, amortization and deferred taxes, see "Material Changes in the Results of Continuing Operations" elsewhere herein.
-- An increase of $8.9 million in 1995 cash provided by income taxes payable, inclusive of the utilization of tax loss carryforwards, principally due to increased 1995 current tax expense and the relatively larger December 31, 1993 balance in income taxes payable which was paid in 1994.

-- An increase of $8.2 million in 1995 cash provided by miscellaneous working capital items, including a $2.9 million increase in cash provided from recoveries under gas contract disputes.
-- An increase of approximately $3.4 million in 1995 cash provided by the net of discontinued operations, extraordinary items and other miscellaneous items.

These favorable impacts were partially offset by:

-- An increase of $19.8 million in cash used for deferred gas costs in 1995 principally due to an increase in purchases of gas in advance of collections from customers.
-- A decrease of $17.5 million in 1995 cash provided by inventories, principally due to the 1994 sale of the majority of MRT's gas in storage to its customers in conjunction with implementation of FERC Order 636.
-- A decrease of $1.0 million in 1995 cash provided from the net of accounts receivable and accounts payable, principally due to the seasonality of the Company's businesses.


       Under an August 1996 agreement ("the Receivables Facility") which expires in August 1997 (although the Company currently expects to renew the facility), the Company sells, with limited recourse and subject to a floating interest rate provision which varies with the buyer's A1/P1 commercial paper rate, an undivided interest (limited to a maximum of $235 million) in a designated pool of accounts receivable. Certain of the Company's remaining receivables serve as collateral for receivables sold, which collateral represents the maximum exposure to the Company should all receivables sold prove ultimately uncollectible. The Company has retained servicing responsibility under the Receivables Facility for which it is paid a fee which does not differ materially from a normal servicing fee and, to the extent that the Company utilizes this facility more or less during a given period, it will experience a net cash inflow or outflow. These cash flows have been included with "Cash Flows from Operating Activities" in the Company's Statement of Consolidated Cash Flows, and losses realized upon sales of receivables under the Receivables Facility have been reported in the Company's Statement of Consolidated Income under the caption "Loss on sale of accounts receivable", which accounting will change beginning January 1, 1997 as described following the tabular data. Following is certain information concerning the utilization of this facility:

SALE OF RECEIVABLES
-------------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                            Year Ended
                          December 31,                                          December 31,
                ----------------------------------  ---------------------------------------------------------------------
                    Amount                                Net             Pre-tax          Average           Weighted
                   Sold and                             Inflows            Loss          Receivables         Average
                  Uncollected       Collateral        (Outflows)          on Sale          Sold (1)        Rate (1)(2)
                ----------------  ----------------  ----------------  ----------------  ---------------   ---------------
   1996       $      235.0      $      34.2               --        $     (11.5)      $     186.9             5.41%
   1995              235.0             35.0       $      42.2              (9.8)            136.8             6.02%
   1994       $      192.8      $      48.7       $     (33.6)      $      (7.1)      $     115.2             4.43%
-------------------------------------------------------------------------------------------------------------------------

(1)    Based on daily balances.
(2) Exclusive of a facility fee payable on the full commitment of $235 million, which fee was 22 basis points at December 31, 1996. The rate in effect at December 31, 1996 (exclusive of the facility fee) was 5.65%.


       Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of the adoption of SFAS 125 on the Company's financial statements will be to treat amounts transferred pursuant to the Receivables Facility as collateralized borrowings rather than as sales. Therefore, beginning January 1, 1997, (1) receivables which previously would have been reported as sold pursuant to the Receivables Facility will remain as assets on the Company's consolidated balance sheet, (2) amounts received by the Company pursuant to this facility will be recorded as debt, (3) amounts previously reported as "Loss on sale of accounts receivable" will be reported as a component of interest expense and (4) cash flows associated with the utilization of this facility will be included with "Cash Flows from Financing Activities" in the Company's Statement of Consolidated Cash Flows.

       In accordance with authoritative accounting guidelines, income tax payments and refunds are reported as cash flows from operating activities. The Company has net operating loss carryforwards and alternative minimum tax credit carryforwards which may reduce its future income tax payments, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

NET CASH FLOWS FROM INVESTING ACTIVITIES

In 1994, the Company generated cash of approximately $23.2 million through the sale of distribution properties, see "Natural Gas Distribution" under "Material Changes in the Results of Continuing Operations" elsewhere herein. Also in 1994, the Company generated approximately $12.3 million in cash from the sale of certain gas prepayments. The Company terminated virtually all of its "corporate-owned life insurance" policies during 1995, receiving cash proceeds of approximately $12.3 million. The Company generated approximately $1.4 million and $7.2 million in cash from sales of Itron common stock in 1995 and 1994, respectively, see "Radio Communications and Energy Measurement" under "Discontinued Operations" elsewhere herein. Following is certain information concerning the Company's capital expenditures:

CAPITAL EXPENDITURES - CONTINUING OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
(millions of dollars)         Budgeted
                               1997(1)   1996      1995      1994      1993      1992
--------------------------------------------------------------------------------------
Natural Gas Distribution     $ 128.0   $ 116.4   $ 128.4   $ 120.4   $ 111.4   $ 105.0
Interstate Pipelines            60.5      39.9      37.5      41.7      30.3      21.5
Wholesale Energy Marketing      --        --        --        --        --        --
Natural Gas Gathering (2)       16.9      10.2       6.0       5.8      --        --
Retail Energy Marketing          9.8       2.1       0.8       0.8       1.5       1.2
Corporate and Other              2.5       3.6       0.9       1.7       1.1       2.1
--------------------------------------------------------------------------------------
     Subtotal                  217.7     172.2     173.6     170.4     144.3     129.8
LIG (3)                         --        --        --        --         1.9       5.1
--------------------------------------------------------------------------------------
     Total                   $ 217.7   $ 172.2   $ 173.6   $ 170.4   $ 146.2   $ 134.9
--------------------------------------------------------------------------------------

(1) Does not include expenditures for international projects which the Company expects, on average, will not exceed $25-30 million per year over the next 3-5 years, see also "General" under "Material Changes in the Results of Continuing Operations" elsewhere herein.
(2) Natural Gas Gathering expenditures are included with Interstate Pipelines in 1993 and 1992, see "Natural Gas Gathering" under "Material Changes in the Results of Continuing Operations" elsewhere herein.
(3) LIG's capital expenditures are included until its sale in June 1993, see "Interstate Pipelines" under "Material Changes in the Results of Continuing Operations" elsewhere herein.

The Company's total capital expenditures did not change materially from 1995 to 1996, as a decrease of approximately $12.0 million (9.3%) at Natural Gas Distribution was largely offset by increases of approximately $4.2 million (70.0%), $2.7 million (300.0%), $2.4 million (6.4%) and $1.3 million (162.5%)
at Natural Gas Gathering, Corporate and Other, Interstate Pipelines and Retail Energy Marketing, respectively. The decrease in capital spending for Distribution was spread approximately equally across the Company's three distribution divisions and principally represented reduced expenditures for new construction, expansion and transportation equipment. While each of these changes is within the normal range of variance in the Company's capital spending programs, (1) the increase in Natural Gas Gathering was principally due to the purchase of field compression equipment to increase deliverability, which equipment had formerly been leased, (2) the increase in Corporate and Other was principally due to the replacement of a corporate aircraft, and (3) the increase in Interstate Pipelines was principally due to increased expenditures for new construction/expansion (principally Line F, see "Regulatory Matters" elsewhere herein), partially offset by decreased expenditures for replacements.

       The Company's total capital expenditures did not change significantly from 1994 to 1995, as an increase of $8.0 million (6.6%) at Distribution was partially offset by a decrease of $4.2 million (10.1%) at Pipeline. These variances are within the normal range of variation in the Company's capital spending program, although Pipeline's capital spending was significantly lower than originally budgeted for 1995 due, in large part, to a return of transmission capacity by ANR Pipeline Company, see "Transportation Agreement" under "Commitments and Contingencies" elsewhere herein. This increased capacity allowed Pipeline to cancel or postpone certain expenditures budgeted to increase throughput capacity at facilities near Perryville, Louisiana.

       The Company's capital expenditures for 1997 are budgeted at $217.7 million, an increase of $45.5 million (26.4%) over 1996 actual expenditures, reflecting increases of $20.6 million (51.6%), $11.6 million (10.0%), $7.7 million and $6.7 million (65.7%) at Pipeline, Distribution, Retail Energy Marketing, and Natural Gas Gathering, respectively. The increase for Pipeline reflects a significant increase in projected expenditures for "market-driven" projects which are expected to be undertaken to meet increased demand, principally for incremental west-to-east capacity across the NGT and MRT systems. The increase for Distribution principally reflects projected incremental expenditures for new service extensions, as market opportunities are aggressively pursued. The increase for Retail Energy Marketing is principally attributable to projected expenditures for the purchase of winter-peaking facilities to expand its ability to provide firm service in periods of peak demand. The increase for Natural Gas Gathering is principally due to projected expenditures for projects to (1) lower pressure and increase deliverability, (2) install electronic flow measurement equipment needed to support certain wellhead services and (3) provide for multiple pipeline connects from the outlet of the Waskom gas processing facility. At December 31, 1996, the Company had committed to spend only a small portion of projected 1997 capital expenditures (see "Commitments and Contingencies" and "General" under "Material Changes in the Results of Continuing Operations" elsewhere herein), and the Company expects that its capital spending will be funded through internally generated funds and, if necessary, through incremental borrowing.

NET CASH FLOWS FROM FINANCING ACTIVITIES

The Company meets its needs for short-term financing through its revolving credit facility which includes a major money center bank as agent and various other commercial banks, through informal lines of credit and through a sale of receivables facility, see "Net Cash Flows from Operating Activities" elsewhere herein.

       The Company's principal short-term credit facility ("the Credit Facility") with Citibank, N.A. as Agent and a group of 18 other commercial banks provides a $400 million commitment to the Company through December 11, 1998. Borrowings under the Credit Facility are unsecured and, at the option of the Company, bear interest at various Eurodollar and domestic rates plus a credit spread, which credit spread is subject to adjustment based on the rating of the Company's senior debt securities. The Company pays a facility fee on the total commitment to each bank each year, currently .14% and subject to decrease based on the Company's debt rating, and is required to pay incremental rates of 1/8% to 1/4% on outstanding borrowings in excess of $200 million.

       The Company had $80.0 million in borrowings under the Credit Facility at December 31, 1996 and $35.0 million in borrowings under informal lines of credit. The Company had no borrowings under the Credit Facility at December 31, 1995, and had $10 million of borrowings under informal lines of credit. The Company had $175.0 million in borrowings under the Credit Facility at March 3, 1997. The Company had, therefore, $225 million in capacity under the Facility at March 3, 1997, which capacity is expected to be adequate to cover the Company's current and projected needs for short-term financing. For additional information on interest rates and amounts borrowed under short-term financing agreements, see "Short-Term Credit Facilities" included in Note 3 of the accompanying Notes to Consolidated Financial Statements.

       The Credit Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, initially set at $700 million at December 31, 1995, and increased annually thereafter by (1) 50% of positive consolidated net income and (2) 50% of the proceeds from any incremental equity offering made after June 30, 1996. The Credit Facility also places a limitation of $2,055 million on total debt (unless the ratio of total debt to total capitalization is less than or equal to 60%) and a limitation of $200 million on the amount of outstanding long-term debt which may be reacquired, retired or otherwise prepaid prior to its maturity. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, the Company had incremental capacity for debt issuance, dividends and debt reacquisitions of $561.7 million, $220.2 million and $200.0 million, respectively, at December 31, 1996.

       As further discussed following, the Company's recent long-term debt financing has been obtained through the issuance of debentures and notes and through a bank term loan. The issuance of additional mortgage bonds is precluded by the Company's unsecured indenture dated as of December 1, 1986 with Citibank, N.A. The Company expects that as its long-term debt matures, it will be able to fund these debt retirements through additional borrowings and/or from cash provided by operations. For additional information on the Company's outstanding long-term debt securities, see "Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements. In addition to long-term debt issuance, the Company has obtained long-term financing through the issuance of common stock, preferred stock and, more recently, trust originated preferred securities. Following is a discussion of the Company's recent significant financing activities.

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

       In June 1996, the Company issued $177.8 million of 6.25% Convertible Junior Subordinated Debentures due 2026 (unless extended by the Company) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law, wholly owned by the Company. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (106,720 shares, representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred, and the Company has guaranteed amounts due on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses of approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. Under existing law, interest payments made by the Company for the Trust Debentures are deductible for federal income tax purposes. For additional information concerning the Trust Preferred and the Trust Debentures, including conversion rates, redemption provisions and the ability of the Company to (1) defer interest payments and (2) extend the stated maturity date, see "Other Long-Term Financing" included in Note 3 of the accompanying Notes to Consolidated Financial Statements. The net proceeds from these transactions principally were used to retire debt as described following.

       The Trust is consolidated with the Company for financial reporting purposes and, therefore, the Trust Debentures are eliminated in consolidation and the Trust Preferred appears on the Company's Consolidated Balance Sheet under the caption "Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Junior Subordinated Debentures due 2026 of NorAm Energy Corp." The dividend on the Trust Preferred is reported in the accompanying Statement of Consolidated Income under the caption "Dividend requirement on preferred securities of subsidiary trust".

       Utilizing, in large part, the proceeds from the offerings discussed preceding, in June 1996, the Company (1) retired the $109.0 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million or $0.03 per share after-tax) and (2) retired its $150 million bank term loan due 2000 at face value. The Company also made certain other debt reacquisitions and scheduled debt retirements during 1996, see "Retirements and Reacquisitions of Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements. The Company will continue to evaluate its debt portfolio and may elect (subject to availability of funds, limitations contained in its revolving credit facility and constraints imposed by the terms of the individual series of debt securities) to refund/refinance additional debt as economic factors indicate.

       In June 1996, the Company exercised its right to exchange the $130 million principal amount of its $3.00 Convertible Exchangeable Preferred Stock, Series A (the "Preferred") for its 6% Convertible Subordinated Debentures due 2012 (the "Subordinated Debentures"). The holders of the Subordinated Debentures will receive interest quarterly at 6% and have the right at any time on or before the maturity date thereof to convert the Subordinated Debentures into Common Stock, initially at the conversion rate in effect for the Preferred at the date of the exchange, which conversion rate of approximately 1.7467 shares of the Common Stock for each $50 principal amount of the Subordinated Debentures is subject to adjustment should certain events occur. The Company is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures beginning on March 15, 1997 and on each succeeding March 15 to and including March 15, 2011. The Company (1) may credit against the sinking fund requirements (i) any Subordinated Debentures redeemed by the Company and (ii) Subordinated Debentures which have been converted at the option of the holder and (2) may deliver outstanding Subordinated Debentures in satisfaction of the sinking fund requirements, see "Other Long-Term Financing" included in Note 3 of the accompanying Notes to Consolidated Financial Statements.

       The Company has entered into interest rate swaps for the purposes of (1) increasing or decreasing the amount of the Company's debt portfolio which is subject to market interest rate fluctuations and (2) effectively fixing the interest rate on debt expected to be issued in the future for refunding purposes (see "Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements for the maturities of the Company's various debt issues), and may enter into additional such swaps in the future. In general, these swaps are entered into with commercial banks and require that one party pay a fixed rate on the notional amount of the swap while the counterparty pays a LIBOR-based rate. Following is information on the Company's recent interest rate swap activity and on its portfolio of interest rate swaps at December 31, 1996:

INTEREST RATE SWAPS
------------------------------------------------------------------------------------------------
(dollars in millions)
                                Notional
                                 Amount         Unrealized       Deferred         Interest Rate
                               Outstanding      Gain(Loss) (1)   Gains (2)       Fixed/Floating
------------------------------------------------------------------------------------------------
December 31, 1993              $    200.0        $ (2.6)      $     5.0           5.1/% 4.5%
    Additions                        75.0            --             --                --
    Closed out                      --               --             --                --
------------------------------------------------------------------------------------------------
December 31, 1994                   275.0         (18.0)            2.5           5.1/% 6.7%
    Additions                       100.0            --             --                --
    Closed out                      (25.0)           --             --                --
------------------------------------------------------------------------------------------------
December 31, 1995                   350.0          (0.8)            0.8           5.1/% 6.6%     (3)
    Additions                       200.0            --             --                --
    Closed out                     (250.0)           --             --                --
------------------------------------------------------------------------------------------------
December 31, 1996              $    300.0        $  6.7       $     0.1           4.7/% 5.6%     (3)
------------------------------------------------------------------------------------------------

(1)  Market value of swaps at date indicated.
(2) The economic value which transfers between the parties to these swaps is reported as an adjustment to the effective interest rate on the underlying debt securities and, when positions are closed prior to expiration, any material gain or loss is deferred and amortized over the period remaining in the original term of the swap. The effect of these swaps was to increase (decrease) interest expense by approximately $(1.6) million, $(0.2) million and $0.5 million in 1996, 1995 and 1994, respectively.
(3) These interest rates do not include swaps which are hedges of anticipated debt issuance as described following.

INTEREST RATE SWAP PORTFOLIO AT DECEMBER 31, 1996 (1) (2)
-----------------------------------------------------------------------------------------
(dollars in millions)
                                                                                Estimated
                      Notional           Period                Interest Rate     Market
     Initiated         Amount           Covered             Fixed/Floating (3)  Value (4)
-----------------------------------------------------------------------------------------
December 1995      $  50.0      Apr.1997-Apr.2002  (5)       5.92%   /6.55%      $ 1.3
December 1995         50.0      Apr.1997-Apr.2002  (5)       5.92%   /6.55%        1.3
January 1996          50.0      Apr.1997-Apr.2002  (5)       5.80%   /6.55%        1.6
February 1996         50.0      Apr.1997-Apr.2002  (5)       5.77%   /6.55%        1.6
February 1996         50.0      Mar.1996-Jan.1998  (6)       4.76%   /5.65%        0.5
February 1996         50.0      Jun.1996-Dec.1997  (6)       4.71%   /5.63%        0.4
-----------------------------------------------------------------------------------------
    Total          $ 300.0                                                       $ 6.7
=========================================================================================

(1) None of these swaps are "leveraged" and, accordingly, do not represent exposure in excess of that suggested by the notional amounts and interest rates. Off-balance-sheet credit risk exists to the extent that counterparties to these swaps may fail to perform, although all counterparties are commercial banks which are participants in the Company's revolving credit facility. The Company routinely reviews the financial condition of these banks (utilizing independent monitoring services and otherwise) and believes that the probability of default by any of these counterparties is minimal.
(2) In March 1997, the Company closed out the $200 million of swaps which were serving as hedges of its anticipated April 1997 debt refinancing (see (5) following), receiving cash proceeds of approximately $8.7 million. Based on its revised plan for a smaller, shorter-term debt issuance (principally due to the pending merger with Houston Industries, see "Merger With Houston Industries" elsewhere herein), approximately $1.0 million will serve to reduce the effective interest rate on the debt to be issued and the balance will be credited to March 1997 earnings.
(3) In each case, the Company is the fixed-price payor. The floating (LIBOR-based) rate is estimated as of December 31, 1996.
(4) Represents the estimated amount which would have been realized upon termination of the swap at December 31, 1996.
(5) Swaps entered into for the purpose of effectively fixing the interest rate on debt expected to be issued in 1997 for refunding purposes.
(6) Swaps entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.

       The Company has equipment funding agreements ("EFA's") with affiliates of major banks which provide for the purchase of vehicles, major work equipment and, to a lesser extent, computers and other office equipment. For accounting purposes, assets subject to these EFA's receive operating lease treatment, with an initial non-cancelable term of one year, see "Lease Commitments" included in
Note 7 of the accompanying Notes to Consolidated Financial Statements. At December 31, 1996, the Company had $3.5 million of available capacity under these EFA's. The Company currently expects to finalize an agreement by April 1997 which will increase the available capacity by an additional $10 million. The EFA's extend through July 1997 unless renewed through mutual agreement of the parties.

       Since late 1994, the Company has offered a Direct Stock Purchase and Dividend Reinvestment Plan ("the DSPP") which affords customers and other interested parties the opportunity to (1) purchase the Company's common stock ("the Common Stock") directly from the Company, avoiding brokerage fees and commissions and (2) automatically reinvest their dividends in shares of Common Stock. Sales of Common Stock under the DSPP were immaterial in 1994 and, during 1996 and 1995, the Company received approximately $10.3 million and $9.8 million, respectively, from such sales. Sales of Common Stock under the DSPP (although not dividend reinvestment) have been suspended as a result of the pending Houston Industries transaction, see "Merger With Houston Industries" elsewhere herein. The Company also has several programs pursuant to which shares of Common Stock may be issued or sold to employees or directors, see Notes 5 and 6 of the accompanying Notes to Consolidated Financial Statements.

       During 1995, the Company refunded $50 million in conjunction with the revision of an agreement for sale of an interest in certain pipeline facilities and will be required to refund additional amounts, see "Transportation Agreement" under "Commitments and Contingencies" elsewhere herein.

       During 1996, 1995 and 1994, the Company paid common dividends of $0.07 per share each quarter, resulting in total cash expenditures of $36.7 million, $34.5 million and $34.3 million, respectively. The Company paid preferred dividends of $0.75 per share during each quarter of 1995 and 1994, resulting in total cash expenditures of $7.8 million in each year, and $3.6 million in preferred dividends in 1996 prior to the June 1996 conversion of the Company's $3.00 Convertible Exchangeable Preferred Stock, Series A to convertible subordinated debentures as discussed preceding.

COMMITMENTS AND CONTINGENCIES

CAPITAL SPENDING

At December 31, 1996, the Company had capital commitments of less than $15 million which are expected to be funded through cash provided by operations and/or incremental borrowings. The Company's other planned capital projects require no substantial capital commitment in advance of the actual expenditures, although certain of such expenditures are not discretionary due to the nature of the Company's utility businesses. See also "General" under "Material Changes in the Results of Continuing Operations" and "Capital Expenditures - Continuing Operations" under "Net Cash Flows from Financing Activities" elsewhere herein.

DEBT RETIREMENTS AND LEASE OBLIGATIONS

The Company's debt retirement schedule for the years 1997-2001 and all years thereafter is $277.0 million, $81.8 million, $207.1 million, $228.0 million, $150.6 million and $386.7 million, respectively, see "Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements. The Company has obligations under certain of its leasing arrangements, see "Lease Commitments" included in Note 7 of the accompanying Notes to Consolidated Financial Statements. The Company expects that, in general, its lease obligations and miscellaneous accrued liabilities will be settled with internally generated cash and that, as its long-term debt matures, it will generally be replaced with newly-issued debt of a similar tenor, although certain of such debt retirements may be funded through the issuance of equity, or by short-term borrowings on an interim basis until permanent refinancing is obtained.

LETTERS OF CREDIT

At December 31, 1996, the Company was obligated under letters of credit incidental to its ordinary business operations totaling approximately $21.7 million.

INDEMNITY OBLIGATIONS

The Company has obligations under indemnification provisions of certain sale agreements, see "Interstate Pipelines" under "Material Changes in the Results of Continuing Operations" and "Discontinued Operations" elsewhere herein.

SALE OF RECEIVABLES

Certain of the Company's receivables are collateral for receivables which have been transferred pursuant to a sale of receivables facility, see "Sale of Receivables" under "Net Cash Flows from Operating Activities" elsewhere herein.

GAS PURCHASE CLAIMS

In conjunction with settlements of "take-or-pay" claims, the Company has prepaid for certain volumes of gas, which prepayments have been recorded at their net realizable value and, to the extent that the Company is unable to realize at least the carrying amount as the gas is delivered and sold, the Company's earnings will be adversely affected, although such impact is not expected to be material. In addition to these prepayments, the Company is a party to a number of agreements which require it to either purchase or sell gas in the future at prices which may differ from then-prevailing market prices or which require it to deliver gas at a point other than the expected receipt point for volumes to be purchased. The Company operates an ongoing risk management program designed to limit the Company's exposure from its obligations under these purchase/sale commitments, see the discussion under "Credit Risk and Off-Balance-Sheet Risk" following. To the extent that the Company expects that these commitments will result in losses over the contract term, the Company has established reserves equal to such expected losses.

TRANSPORTATION AGREEMENT

The Company had an agreement ("the ANR Agreement") with ANR Pipeline Company ("ANR") which contemplated a transfer to ANR of an interest in certain of the Company's pipeline and related assets, representing capacity of 250 MMcf/day, and pursuant to which ANR had advanced $125 million to the Company. The ANR Agreement has been restructured as a lease of capacity and, after refunds of $50 million and $34 million in 1995 and 1993, respectively, the Company currently retains $41 million (recorded as a liability) in exchange for ANR's use of 130 MMcf/day of capacity in certain of the Company's transportation facilities. The level of transportation will decline to 100 MMcf/day in 2003 with a refund of $5 million to ANR and the ANR Agreement will terminate in 2005 with a refund of the remaining balance.

CREDIT RISK AND OFF-BALANCE-SHEET RISK

The Company operates in various phases of the natural gas industry, making sales to resellers such as pipeline companies and local distribution companies as well as to end-users such as commercial businesses, industrial concerns and residential consumers. While certain of these customers are affected by periodic downturns in the economy in general or in their specific segment of the natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been adequately reserved for and will remain relatively stable in the long-term.

       The Company has entered into a number of interest rate swaps which carry off-balance-sheet risk, see "Net Cash Flows from Financing Activities" elsewhere herein.

       The Company's gas supply, marketing, gathering and transportation activities subject the Company's earnings to variability based on fluctuations in both the market price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate the financial risk associated with these activities both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company routinely enters into natural gas swaps, futures contracts and options, collectively referred to in this discussion as "derivatives". The use of derivatives for the purpose of reducing exposure to risk is generally referred to as hedging and, through deferral accounting, results in matching the financial impact of these derivative transactions with the cash impact resulting from consummation of the transactions being hedged, see "Accounting for Price Risk Management Activities" included in Note 1 of the accompanying Notes to Consolidated Financial Statements.

       The futures contracts are purchased and sold on the NYMEX and generally are used to hedge a portion of the Company's storage gas, manage intra-month and inter-month actual and anticipated short or long commodity positions and provide risk management assistance to certain customers, to whom the cost of the derivative activity is generally passed on as a component of the sales price of the service being provided. Futures contracts are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been significant. The options are entered into with various third parties and principally consist of options which serve to limit the year-to-year escalation from January 1998 to April 1999 in the purchase price of gas which the Company is committed to deliver to a distribution affiliate. These options covered 2.4 Bcf, 13.2 Bcf and 30.5 Bcf at December 31, 1996, 1995 and 1994, respectively and, due to their nature and term, have no readily determinable fair market value. The Company has established a reserve equal to its projected maximum exposure to losses during the term of this commitment and, accordingly, no impact on future earnings is expected. The Company also utilizes options in conjunction with meeting customers' needs for custom risk management services and for other limited purposes. The Company had an immaterial amount of such options outstanding at December 31, 1996. The impact of such options was to decrease 1996 earnings by approximately $2.6 million and the effect on prior periods was not material. The swaps, also entered into with various third parties, are principally associated with the Company's marketing and transportation activities and generally require that one party pay either a fixed price or fixed differential from the NYMEX price per MMBtu of gas, while the other party pays a price based on a published index. These swaps allow the Company to (1) commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in the cost of the intervening transportation, (2) effectively set the value to be received for transportation of certain volumes of gas on the Company's facilities in the future and (3) effectively fix the base price for gas to be delivered in conjunction with the commitment described preceding. None of these derivatives are held for speculative purposes and the Company's risk management policy requires that positions taken in derivatives be offset by positions in physical transactions (actual or anticipated) or in other derivatives.

       In the table which follows, the term "notional amount" refers to the contract unit price times the contract volume for the relevant derivative category and, in general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When derivative positions are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed. Under such circumstances, gains or losses are deferred and recognized when the underlying commitment or anticipated transaction was scheduled to occur. Following is certain information concerning the Company's derivative activities:

SWAPS(1)
--------------------------------------------------------------------------
(Volumes in Bcf's, dollars in millions)
                                    Volume        Volume     Estimated Fair
                                   As Fixed       As Fixed     Market Value
                                  Price Payor  Price Receiver   Loss (2)
                                  -----------  --------------   --------
December 31, 1993                   101.2          82.2    $     (6.6)
    Additions                       137.1         170.9          --
    Maturities                     (106.4)       (139.0)         --
--------------------------------------------------------------------------
December 31, 1994                   131.9         114.1         (16.7)
    Additions                       300.9         253.4          --
    Maturities                     (221.7)       (226.3)         --
--------------------------------------------------------------------------
December 31, 1995                   211.1         141.2          (5.0)
    Additions                       309.2         281.8          --
    Maturities                     (393.7)       (370.1)         --
--------------------------------------------------------------------------
December 31, 1996                   126.6          52.9    $      9.7
===========================================================================

FUTURES CONTRACTS (3)
-----------------------------------------------------------------------------------------------
(Volumes in Bcf's, dollars in millions)

                         Purchased                          Sold
                    --------------------------      --------------------    Estimated Fair
                                     Notional                  Notional      Market Value
                       Volume        Amount          Volume     Amount        Gain(Loss)   (2)
                    ----------      ----------      --------- ----------
December 31, 1993      N/M (4)         $ N/M           N/M    $      N/M   $       N/M
-----------------------------------------------------------------------------------------------
December 31, 1994          6.7          13.8           1.7           2.8          (2.9)
    Additions            119.2         198.6         117.3         198.9           --
    Maturities          (110.8)       (182.8)       (110.8)       (182.8)          --
-----------------------------------------------------------------------------------------------
December 31, 1995         15.1          29.6           8.2          18.9           3.3
    Additions            359.8         989.7         356.6         976.3           --
    Maturities          (351.2)       (955.2)       (351.2)       (955.2)          --
-----------------------------------------------------------------------------------------------
December 31, 1996         23.7    $     64.1          13.6    $     40.0    $      0.1
-----------------------------------------------------------------------------------------------

(1) The financial impact of these swaps was to increase(decrease) earnings by $(1.0) million, $1.0 million and $2.8 million during 1996, 1995 and 1994, respectively, as swap transactions were matched with hedged transactions during these periods.
(2) Represents the estimated amount which would have been realized upon termination of the relevant derivatives as of the date indicated. The amount which is ultimately charged or credited to earnings is affected by subsequent changes in the market value of these derivatives and, in the case of certain commitments described preceding, no earnings impact is expected due to existing accruals. Swaps associated with these commitments had fair market values of $2.8 million, $(1.0) million and $(17.6) million at December 31, 1996, 1995 and 1994, respectively.
(3) There was no material financial impact from these futures contracts in 1994 and the effect during 1996 and 1995 was to decrease earnings by $9.3 million and $4.1 million, respectively, as futures transactions were matched with the hedged transactions. At December 31, 1996, the Company had deferred losses of approximately $11.9 million associated with anticipated sales under "peaking" contracts with certain customers which, in effect, give the customer a "call" on certain volumes of gas. All such losses were recognized in January 1997 when the anticipated transactions were scheduled to occur.
(4)  Indicates that the item is not material.


       While, as yet, the Company has experienced no significant losses due to the credit risk associated with these arrangements, the Company has off-balance-sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, the Company enters into such transactions solely with firms of acceptable financial strength, in the majority of cases limiting such transactions to counterparties whose debt securities are rated "A" or better by recognized rating agencies. For long-term arrangements, the Company periodically reviews the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. Should the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise, or to obtain compensatory damages in lieu thereof, but the Company might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, the Company might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Company believes that the risk of incurring a significant loss due to the nonperformance of counterparties to these transactions is minimal.

LITIGATION

On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger between the Company and Houston Industries (see "Merger With Houston Industries) elsewhere herein or to rescind such merger and/or to recover damages in the event that the Transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, that the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

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

ENVIRONMENTAL MATTERS

The Company and its predecessors operated a manufactured gas plant ("MGP") adjacent to the Mississippi River in Minnesota known as the former Minneapolis Gas Works ("FMGW") until 1960. The Company is working with the Minnesota Pollution Control Agency to implement an appropriate remediation plan. There are six other former MGP sites in the Company's Minnesota service territory. Of the six sites, the Company believes that two were neither owned nor operated by the Company; two were owned at one time but were operated by others and are currently owned by others; and one was operated by the Company and is now owned by others. The Company believes it has no liability with respect to the sites it neither owned nor operated.

       At December 31, 1996, the Company has estimated a range of $10 million to $170 million for possible remediation of the Minnesota sites. The low end of the range was determined using only those sites presently owned or known to have been operated by the Company, assuming the Company's proposed remediation methods. The upper end of the range was determined using the sites once owned by the Company, whether or not operated by the Company, using more costly remediation methods. The cost estimates for the FMGW site are based on studies of that site. The remediation costs for other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

       In its 1993 rate case, Minnegasco was allowed $2.1 million annually to recover amortization of previously deferred and ongoing clean-up costs. Any amounts in excess of $2.1 million annually were deferred for future recovery. In its 1995 rate case, Minnegasco asked that the annual allowed recovery be increased to approximately $7 million and that such costs be subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries as described following, plus carrying charges, would be deferred for recovery or refund in the next rate case. Such accounting was approved by the Minnesota Public Utilities Commission ("MPUC") and was implemented effective October 1, 1995. The amount of insurance recoveries to be flowed back to ratepayers is determined by multiplying insurance recoveries received by the ratio of total costs incurred to-date as a percentage of the probable total costs of environmental remediation. At December 31, 1996 and 1995, the Company had under-collected, through rates, net environmental clean-up costs of $1.4 million and $1.3 million, respectively. In addition, at December 31, 1996 and 1995, the Company had received insurance proceeds that will be refunded through rates in the future as clean-up expenditures are made of $4.3 million and $3.3 million, respectively. At December 31, 1996 and 1995, the Company had recorded a liability of $35.9 million and $45.2 million, respectively, to cover the cost of future remediation. In addition, the Company has receivables from insurance settlements of $5.2 million at December 31, 1996. These insurance settlements will be collected through 1999. The Company expects that the majority of its accrual as of December 31, 1996 will be expended within the next five years. In accordance with the provisions of SFAS 71, a regulatory asset has been recorded equal to the liability accrued. The Company is continuing to pursue recovery of at least a portion of these costs from insurers. The Company believes the difference between any cash expenditures for these costs and the amounts recovered in rates during any year will not be material to the Company's overall cash requirements.

       In addition to the Minnesota MGP sites described above, the Company's distribution divisions are investigating the possibility that the Company or predecessor companies may be or may have been associated with other MGP sites in the service territories of the distribution divisions. At the present time, the Company is aware of some plant sites in addition to the Minnesota sites and is investigating certain other locations. While the Company's evaluation of these other MGP sites remains in its preliminary stages, it is likely that some compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, as with the Minnesota remediation costs for MGP described preceding, the Company expects to provide an appropriate accrual and seek recovery for such remediation costs through all appropriate means, including regulatory relief.

       On October 24, 1994, the United States Environmental Protection Agency advised the Company that MRT and a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on its financial position, results of operations or cash flows.

       On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

       At December 31, 1996 and 1995, the Company had recorded an accrual of $3.3 million (with a maximum estimated exposure of approximately $18 million) and an offsetting regulatory asset for environmental matters in connection with a former fire training facility and a landfill for which future remediation may be required. This accrual is in addition to the accrual for MGP sites as discussed preceding.

       While the nature of environmental contingencies makes complete evaluation impracticable, the Company currently is aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 128 replaces the current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as that term is defined in the authoritative accounting literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. Diluted EPS is very similar to fully diluted EPS, differing only in technical ways which do not currently affect the Company.

RATIO OF EARNINGS TO FIXED CHARGES


-------------------------------------------------------------------------
                        Year Ended December 31,
     1996           1995          1994           1993          1992
-------------------------------------------------------------------------
     2.12           1.69          1.47           1.47          1.10
-------------------------------------------------------------------------

DEBT RETIREMENT SCHEDULE

The debt retirement schedule at December 31, 1996 is as follows (see also "Long-Term Debt" included in Note 3 of the accompanying Notes to Consolidated Financial Statements):

-------------------------------------------------------------------------------------------
(millions of dollars)
     1997           1998          1999           2000          2001         Beyond 2001
-------------------------------------------------------------------------------------------
    $277.0          $81.8        $207.1         $228.0        $150.6          $386.7
-------------------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORAM ENERGY CORP. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

-----------------------------------------------------------------------------------------------------
(thousands of dollars, except per share amounts)
                                                                    Year Ended December 31,
                                                               1996           1995           1994
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES
     Natural gas sales                                      $ 4,513,697    $ 2,725,927    $ 2,593,665
     Natural gas transportation, including storage              181,367        159,142        184,219
     Appliance sales and service                                 52,192         45,581         43,598
     Other                                                       41,206         34,029         36,420
-----------------------------------------------------------------------------------------------------
                                                              4,788,462      2,964,679      2,857,902
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Cost of natural gas purchased, net                       3,667,954      1,857,166      1,779,481
     Operation, maintenance, cost of sales and other            524,736        564,790        553,289
     Depreciation and amortization                              142,362        147,109        153,035
     Taxes other than income taxes                              116,600        108,309        107,173
     Early retirement and severance (Note 1)                     22,344           --             --
-----------------------------------------------------------------------------------------------------
                                                              4,473,996      2,677,374      2,592,978
-----------------------------------------------------------------------------------------------------
OPERATING INCOME                                                314,466        287,305        264,924
-----------------------------------------------------------------------------------------------------
OTHER (INCOME) AND DEDUCTIONS
     Interest expense, net                                      132,557        157,959        169,365
     Loss on sale of accounts receivable (Note 3)                11,499          9,771          7,139
     Dividend requirement on preferred securities of
        subsidiary trust (Note 3)                                 5,842           --             --
     Other, net                                                   3,078         (1,333)         2,757
-----------------------------------------------------------------------------------------------------
                                                                152,976        166,397        179,261
-----------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           161,490        120,908         85,663
PROVISION FOR INCOME TAXES                                       66,352         55,379         34,372
-----------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                95,138         65,529         51,291
     Loss from discontinued operations, less taxes                 --             --           (2,102)
-----------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                 95,138         65,529         49,189
    Extraordinary item, less taxes (Note 3)                      (4,280)           (52)        (1,123)
-----------------------------------------------------------------------------------------------------
NET INCOME                                                       90,858         65,477         48,066
     Preferred dividend requirement (Note 3)                      3,597          7,800          7,800
-----------------------------------------------------------------------------------------------------
EARNINGS AVAILABLE TO COMMON STOCK                          $    87,261    $    57,677    $    40,266
-----------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE
  PRIMARY:
     Continuing operations (1)                              $      0.70    $      0.47    $      0.36
     Discontinued operations, less taxes                           --             --            (0.02)
     Extraordinary item, less taxes                               (0.03)          0.00          (0.01)
-----------------------------------------------------------------------------------------------------
PRIMARY EARNINGS PER COMMON SHARE                           $      0.67    $      0.47    $      0.33
-----------------------------------------------------------------------------------------------------
  Fully Diluted:
     Continuing operations (1)                              $      0.68    $      0.47    $      0.36
     Discontinued operations, less taxes                           --             --            (0.02)
     Extraordinary item, less taxes                               (0.03)          0.00          (0.01)
-----------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER COMMON SHARE                     $      0.65    $      0.47    $      0.33
-----------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (in thousands)
    Primary                                                     131,648        123,868        122,424
    Fully Diluted                                               139,345        123,868        122,424
-----------------------------------------------------------------------------------------------------

(1) Earnings per common share from continuing operations is computed after reduction for the preferred dividend requirement.

The Notes to Consolidated Financial Statements are an integral part of this statement.

NORAM ENERGY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


----------------------------------------------------------------------------------
(thousands of dollars)                                           December 31,
                                                              1996         1995
----------------------------------------------------------------------------------
ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Natural Gas Distribution                                $2,158,013   $2,059,376
   Interstate Pipelines                                     1,685,959    1,666,017
   Natural Gas Gathering                                      232,815      208,989
   Other                                                       39,844       35,157
----------------------------------------------------------------------------------
                                                            4,116,631    3,969,539
Less:  Accumulated depreciation and amortization            1,675,576    1,561,764
----------------------------------------------------------------------------------
                                                            2,441,055    2,407,775

INVESTMENTS AND OTHER ASSETS
   Goodwill, net                                              466,938      481,125
   Prepaid pension asset                                       45,390       57,965
   Investment in Itron, Inc.                                   26,670       50,711
   Regulatory asset for environmental costs                    39,152       48,500
   Gas purchased in advance of delivery                        34,895       24,284
   Other                                                       32,200       21,324
----------------------------------------------------------------------------------
                                                              645,245      683,909

CURRENT ASSETS
     Cash and cash equivalents                                 27,981       13,311
     Accounts and notes receivable, principally customer      696,982      335,779
     Deferred income taxes                                     10,495       13,601
     Inventories
       Gas in underground storage                              70,651       53,183
       Materials and supplies                                  30,595       33,354
       Other                                                      631          445
     Deferred gas costs                                           231       13,019
     Gas purchased in advance of delivery                       6,200       23,440
     Other current assets                                      14,561       25,496
----------------------------------------------------------------------------------
                                                              858,327      511,628
----------------------------------------------------------------------------------
DEFERRED CHARGES                                               72,850       62,671
----------------------------------------------------------------------------------
TOTAL ASSETS                                               $4,017,477   $3,665,983
==================================================================================

The Notes to Consolidated Financial Statements are an integral part of this statement.

----------------------------------------------------------------------------------------
(thousands of dollars)                                                December 31,
                                                                  1996           1995
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
STOCKHOLDERS' EQUITY
     Preferred stock (Note 3)                                 $      --      $   130,000
     Common stock                                                  86,193         78,002
     Paid-in capital                                            1,001,053        880,885
     Accumulated deficit                                         (286,703)      (336,940)
     Unrealized gain on Itron investment, net of tax                    5         15,316
----------------------------------------------------------------------------------------
                                                                  800,548        767,263
----------------------------------------------------------------------------------------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  CONVERTIBLE PREFERRED SECURITIES OF SUBSIDIARY
  TRUST HOLDING SOLELY $177.8 MILLION PRINCIPAL
  AMOUNT OF 6.25% CONVERTIBLE JUNIOR SUBORDINATED
  DEBENTURES DUE 2026 OF NORAM ENERGY CORP.(Note 3)               167,768           --

LONG-TERM DEBT, LESS CURRENT MATURITIES                         1,054,221      1,474,924
CURRENT LIABILITIES
     Current maturities of long-term debt                         277,000        118,750
     Notes payable to banks                                       115,000         10,000
     Accounts payable, principally trade                          762,164        472,374
     Income taxes payable                                          11,684          5,337
     Interest payable                                              31,928         38,730
     General taxes                                                 51,082         48,320
     Customers' deposits                                           35,711         35,651
     Other current liabilities                                    113,628         96,645
----------------------------------------------------------------------------------------
                                                                1,398,197        825,807
----------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS
     Accumulated deferred income taxes                            320,506        303,445
     Estimated environmental remediation costs                     39,152         48,500
     Payable under capacity lease agreement                        41,000         41,000
     Supplemental retirement and deferred compensation             39,640         40,869
     Estimated obligations under indemnification provisions
        of sale agreements                                         29,098         34,207
     Refundable excess deferred income taxes                       17,946         26,599
     Other                                                        109,401        103,369
----------------------------------------------------------------------------------------
                                                                  596,743        597,989
----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 7)
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 4,017,477    $ 3,665,983
========================================================================================



The Notes to Consolidated Financial Statements are an integral part of this statement.

NORAM ENERGY CORP. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY



-----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  Year Ended December 31,
                                                         1996                        1995                     1994
-----------------------------------------------------------------------------------------------------------------------------
                                                  Shares        Amount        Shares      Amount        Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------
Capital Stock
Preferred, $3.00 Convertible exchangeable
     preferred stock, Series A
     ($50 liquidation preference), cumulative,
     non-voting; authorized 10,000,000 shares
Balance at beginning of year                     2,600,000    $  130,000     2,600,000   $  130,000    2,600,000   $  130,000
     Conversion to subordinated
     debentures (Note 3)                        (2,600,000)     (130,000)         --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                --            --       2,600,000      130,000    2,600,000      130,000
-----------------------------------------------------------------------------------------------------------------------------
Common, $.625 par, authorized
     250,000,000 shares
Balance at beginning of year                    124,803,693       78,002   122,530,248       76,581  122,361,578       76,476
     Public issuance (Note 3)                   11,500,000         7,188          --           --           --           --
     Issuance under Direct Stock
        Purchase Plan, net                         937,193           586     1,610,148        1,006       48,968           30
     Other issuance                                667,287           417       663,297          415      119,702           75
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                          137,908,173       86,193   124,803,693       78,002  122,530,248       76,581
-----------------------------------------------------------------------------------------------------------------------------
Paid-In Capital
Balance at beginning of year                                     880,885                    868,289                   867,641
     Public issuance (Note 3)                                    101,775                       -                         --
     Issuance under Direct Stock
        Purchase Plan                                              9,668                      8,795                      (153)
     Other issuance                                                8,725                      3,801                       801
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                         1,001,053                    880,885                   868,289
-----------------------------------------------------------------------------------------------------------------------------
Retained Deficit
Balance at beginning of year                                    (336,940)                  (360,079)                 (366,080)
     Net income                                                   90,858                     65,477                    48,066
     Cash dividends
        Preferred stock - $3.00 per share
           in 1994 and 1995; $1.50 per share
           in 1996 (Note 3)                                       (3,900)                    (7,800)                   (7,800)
        Common stock - $0.28 per share                           (36,721)                   (34,538)                  (34,265)
-----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                          (286,703)                  (336,940)                 (360,079)
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gain on Itron investment, net                               5                     15,316                     2,586
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                    $  800,548                 $  767,263                $  717,377
-----------------------------------------------------------------------------------------------------------------------------


The Notes to Consolidated Financial Statements are an integral part of this statement.

NORAM ENERGY CORP. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
-------------------------------------------------------------------------------------------------------
(thousands of dollars)
                                                                           Year Ended December 31,
                                                                       1996         1995         1994
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $  90,858    $  65,477    $  48,066
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                   142,362      147,109      153,035
      Deferred income taxes                                            28,809       34,883       32,855
      Early retirement and severance, less cash costs                  12,941         --           --
      Discontinued operations                                            --           --          2,102
      Extraordinary item, less taxes (Note 3)                           4,280           52        1,123
      Utilization of tax loss carryforwards                            (2,405)     (19,797)          (6)
      Other                                                             3,582        3,483       (3,065)
      Changes in certain assets and liabilities,
        net of non-cash transactions (Note 1)                         (52,274)     107,702       68,167
-------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                       228,153      338,909      302,277
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (172,200)    (173,600)    (170,371)
   Sale of distribution properties                                       --           --         23,172
   Cash surrender value of life insurance                                --         12,276         --
   Other asset sales                                                     --           --         12,315
   Sales of Itron stock                                                  --          1,441        7,204
   Other, net                                                          (4,957)      (5,844)       5,898
-------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                          (177,157)    (165,727)    (121,782)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of 7 1/2% notes due 2000                                     --        200,000         --
   Public issuance of common stock (Note 3)                           108,963         --           --
   Public issuance of convertible preferred
     securities by subsidiary trust (Note 3)                          167,756         --           --
   Bank term loan, due 2000                                              --        150,000         --
   Common and preferred stock dividends                               (40,621)     (42,338)     (42,065)
   Retirements and reacquisitions of long-term debt (Note 3)         (396,733)    (335,352)    (148,913)
   Other interim borrowings (repayments)                              105,000     (100,000)      15,000
   Return of advance received under contingent sales agreement           --        (50,000)        --
   Issuance of common stock under direct stock purchase plan, net      10,254        9,801         (123)
   Increase (decrease) in overdrafts                                    9,055       (9,614)      (1,672)
-------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                           (36,326)    (177,503)    (177,773)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        14,670       (4,321)       2,722
-------------------------------------------------------------------------------------------------------
   Cash and cash equivalents - beginning of year                       13,311       17,632       14,910
-------------------------------------------------------------------------------------------------------
   Cash and cash equivalents - end of year                          $  27,981    $  13,311    $  17,632
-------------------------------------------------------------------------------------------------------


For supplemental cash flow information, see Note 1.

The Notes to Consolidated Financial Statements are an integral part of this statement.

1.     ACCOUNTING POLICIES AND COMPONENTS OF
       CERTAIN FINANCIAL STATEMENT LINE ITEMS

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of NorAm Energy Corp. and its subsidiaries, all of which are wholly owned, and all significant affiliated transactions and balances have been eliminated. As used herein, "NorAm" and "the Company" refer to NorAm Energy Corp. and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to current presentation.

MERGER WITH HOUSTON INDUSTRIES

On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries" or "HI"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly owned subsidiary of HII (as defined following). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). Consideration for the purchase of the Company's common stock would be a combination of cash and shares of HI common stock, valued at approximately $3.8 billion, consisting of approximately $2.4 billion for the Company's common stock and equivalents and approximately $1.4 billion in assumption of the Company's debt. Additional information concerning the Merger Agreement is contained in the Joint Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996 ("the Proxy/Prospectus").

       The Merger Agreement was approved and adopted at Special Meetings of Houston Industries' and the Company's stockholders held on December 17, 1996. The Company and HI proceeded to obtain required state and municipal regulatory approvals, all of which have been obtained, and to request an exemption from the Securities and Exchange Commission ("the SEC") which would allow the Transaction to take place under its preferred structure without subjecting post-merger HII to the requirements of the Public Utility Holding Company Act. It is HI's and the Company's intention to defer the closing of the Transaction until the SEC issues its ruling on the exemption request although, as set forth in the Proxy/Prospectus, there are two alternative structures, one of which would not require SEC approval. Adoption of either of these structures, however, would require that the Company and HI make new filings to obtain the various state and municipal regulatory approvals.

       In early February 1997, the Federal Energy Regulatory Commission ("the FERC" or "the Commission") issued an order ("the Order") advising the Company that the Transaction "...may require Commission approval pursuant to section 203 of the FPA" ( the "FPA" refers to the Federal Power Act), and directing the Company to file a response within 30 days of the Order either "...(1) providing arguments as to why the transaction does not require Commission authorization under section 203 or (2) an application under section 203". In early March 1997, the Company filed a response to the Order stating its view that the FERC does not have jurisdiction over the Transaction. Although such response disclaimed any FERC jurisdiction over the Transaction, it also indicated that one option being considered was to file an application with the FERC for approval of the Transaction in anticipation of an expedited review under the FERC's newly-issued merger policy guidelines. On March 27, 1997, the Company filed an application under section 203 of the FPA seeking FERC approval of the Transaction, although continuing to assert its position that such approval is not required.

       The Company continues to believe that the Transaction will be completed as contemplated although, in light of the pending regulatory issues as set forth preceding, the Company cannot predict with any degree of certainty when the Transaction will be consummated.

NATURE OF OPERATIONS

The Company's principal activities are in the natural gas industry (representing in excess of 90% of the Company's total revenues, income or loss and identifiable assets), primarily in the contiguous 48 states, with principal operations in Texas, Louisiana, Mississippi, Arkansas, Oklahoma, Missouri and Minnesota. The Company has operations in various phases of the natural gas industry, including distribution, transmission, marketing and gathering which, during 1996, provided approximately 50.5%, 34.2%, 11.5% and 3.8%, respectively, of the Company's consolidated operating income (exclusive of the net operating loss attributable to Corporate and certain miscellaneous activities). The Company's distribution operations are conducted by its Entex, Minnegasco and Arkla divisions, its interstate pipeline operations are conducted by NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), its marketing activities are conducted by NorAm Energy Services, Inc. ("NES") and NorAm Energy Management, Inc. ("NEM"), and its gathering activities are conducted by NorAm Field Services Corp. ("NFS"), in each case also including certain subsidiaries and affiliates. The Company's miscellaneous activities, whose collective results of operations currently are not material, principally consist of home care services, including (1) appliance sales and service, (2) home security services, (3) utility services, principally line locating and (4) resale of long distance telephone service. The Company expects to make an investment in international activities as discussed following.

       During 1996, the Company had revenues of $55 million, approximately 1% of consolidated operating revenues, from sales to and transportation for Laclede Gas Company (the local natural gas distribution company which serves the greater St. Louis, Illinois area) pursuant to several long-term firm transportation and storage agreements which expire in 1999. The Company's interstate pipelines received revenues of approximately $163.8 million in 1996 from services provided to the Company's Arkla distribution division pursuant to several agreements, representing approximately 3.4% of consolidated operating revenues and approximately 47.2% of NGT's and MRT's combined operating revenues. With respect to services provided to Arkla in (1) Arkansas, the current service agreement is scheduled to expire in April 2002 and (2) Louisiana, Oklahoma and East Texas, the process of negotiation and regulatory approval has not yet been completed, but the Company currently expects to obtain revised agreements with a term similar to that currently in effect for Arkansas.

       In early 1997, the Company learned that four consortiums ("the Consortiums"), each of which included the Company, were the apparent successful bidders for the right to build and operate natural gas distribution facilities in each of four defined service areas ("the Concessions") within Colombia. Contracts, which extend through the year 2014 and grant the exclusive right to distribute gas to consumers of less than 500 Mcf per day (and the right to compete for other customers), are expected to be awarded in April 1997. The Company estimates that the Concessions ultimately will have approximately 400,000 customers, connected over approximately a five-year period at a total cost of approximately $160 million, with construction expected to begin no later than the fourth quarter of 1997. The Company's ownership interest in the Consortiums, while subject to change through continuing negotiations with its existing and potential partners ranges from 15% to approximately 33% and, based on the expected number of customers, represents a weighted average ownership interest of approximately 23%.

       In January 1997, the Company participated in a bid for a permit authorizing the construction, ownership and operation of a natural gas distribution system for the geographic area that includes the cities of Chihuahua, Delicias and Cuauchtemoc/Anahuac in North Central Mexico. In March 1997, the Company learned that its group was not the successful bidder. The Company had previously announced its intention to participate in a similar bidding process for a permit to provide natural gas distribution service to all or a portion of Mexico City, although no date has yet been set for submission of bids.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RATE REGULATION

Methods of allocating costs to accounting periods in the portion of the Company's business subject to federal, state or local rate regulation may differ from methods generally applied by unregulated companies. However, when accounting allocations prescribed by regulatory authorities are used for rate-making, the resultant accounting follows the concept of matching costs with related revenues. The Company's rate-regulated divisions/subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period.

       All of the Company's rate-regulated businesses historically have followed the accounting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). The Company discontinued application of SFAS 71 to NGT effective with year-end 1992 reporting. As a result of the continued application of SFAS 71 to MRT and the Company's distribution divisions, the accompanying consolidated financial statements contain certain assets and liabilities which would not be recognized by unregulated entities. In addition to regulatory assets related to postretirement benefits other than pensions (see Note 5), the Company's only other significant regulatory asset is related to anticipated environmental remediation costs, see "Accounting for Remediation Costs" following and "Environmental Matters" included in Note 7.

CHANGE IN ACCOUNTING ESTIMATE

Pursuant to a revised study of the useful lives of certain assets, in July 1995, the Company changed the depreciation rates associated with certain of its natural gas gathering and pipeline assets. This change had the effect of increasing 1995 "Income before extraordinary item" and "Net income" by approximately $3.2 million ($0.03 per share).

ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

To reduce the risk from market fluctuations in the price of natural gas and related transportation, the Company enters into futures transactions, swaps and options (collectively, "financial instruments") in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas, a portion of which are firm commitments at the inception of the hedge. Some of these financial instruments carry off-balance-sheet risk, see "Credit Risk and Off-Balance-Sheet Risk" included in Note 7. Changes in the market value of these financial instruments utilized as hedges are (1) recognized as an adjustment of the carrying value in the case of existing assets and liabilities, (2) included in the measurement of the transaction that satisfies the commitment in the case of firm commitments and
(3) included in the measurement of the subsequent transaction in the case of anticipated transactions, whether or not the hedge is closed out before the date of the anticipated transaction. In cases where anticipated transactions do not occur, deferred gains and losses are recognized when such transactions were scheduled to occur.

ACCOUNTING FOR REMEDIATION COSTS

Environmental remediation costs are accrued when the Company determines that it is probable that it will incur such costs and the amount is reasonably estimable. To the extent that potential environmental remediation costs are quantified within a range, the Company establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. In determining the amount of the liability, future costs are not discounted to their present value and the liability is not offset by expected insurance recoveries. If justified by circumstances within the Company's business subject to SFAS 71, corresponding regulatory assets are recorded in anticipation of recovery through the ratemaking process, see "Environmental Matters" included in Note 7.

EARLY RETIREMENT AND SEVERANCE

During the first quarter of 1996, the Company instituted a reorganization plan affecting its NGT and MRT subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.10 per share after tax), which pre-tax amount is reported in the accompanying Statement of Consolidated Income as "Early retirement and severance".

INTEREST EXPENSE

Interest expense includes, where applicable, amortization of debt issuance cost and amortization of gains and losses on interest rate hedging transactions related to the Company's debt financing activities, see Note 3. "Interest expense, net" as presented in the accompanying Statement of Consolidated Income is net of an allowance for borrowed funds used during construction of $1.6 million, $1.1 million and $1.3 million in 1996, 1995 and 1994, respectively. Beginning in 1997, amounts previously reported as "Loss on sale of receivables" will be reported as a component of interest expense, see "Sale of Receivables" included in Note 3.

DISCONTINUED OPERATIONS

"Loss from discontinued operations, less taxes" as presented in the accompanying Statement of Consolidated Income for 1994 represents a pre-tax loss of $3.3 million (the associated tax benefit was $1.2 million) resulting from litigation associated with the discontinued operations of University Savings Association, a former subsidiary of Entex.

EARNINGS PER SHARE

Primary earnings per share is computed using the weighted average number of shares of the Company's Common Stock ("Common Stock") actually outstanding during each period presented. Outstanding options for purchase of Common Stock, the Company's only "common stock equivalent" as that term is defined in the authoritative accounting literature, have been excluded due to either (1) the fact that the options would have been anti-dilutive if exercised or (2) the immaterial impact which would result from the exercise of those options which are currently exercisable and would be dilutive if exercised. Fully diluted earnings per share, in addition to the actual weighted average common shares outstanding, assumes the conversion, as of its issuance date of June 17, 1996, of the 3,450,000 shares of the Trust Preferred (see Note 3) at a conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred (resulting in the assumed issuance of a total of 14,226,765 shares of Common Stock), and reflects the increase in earnings from the cessation of the dividends on the Trust Preferred (net of the related tax benefit) which would result from such assumed conversion. For 1996, this assumed earnings increase was approximately $3.5 million, net of related tax benefits of approximately $2.3 million. The Company's 6% Convertible Subordinated Debentures due 2012 (see "Other Long-Term Financing" included in Note 3) and the Company's $3.00 Series A Preferred Stock (prior to its June 1996 exchange, see "Other Long-Term Financing" included in Note 3), due to their exchange rates, are anti-dilutive and are therefore excluded from all earnings per share calculations. During the periods in which the

Company's $3.00 Convertible Exchangeable Preferred Stock, Series A was outstanding, earnings per share from continuing operations is calculated after reduction for the preferred stock dividend requirement associated with such security.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 128 replaces the current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as that term is defined in the authoritative literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. Diluted EPS is very similar to fully diluted EPS, differing only in technical ways which do not currently affect the Company.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, in general, is carried at cost and depreciated or amortized on a straight-line basis over its estimated useful life. Additions to and betterments of utility property are charged to property accounts at cost, while the costs of maintenance, repairs and minor replacements are charged to expense as incurred. Upon normal retirement of units of utility property, plant and equipment, the cost of such property, together with cost of removal less salvage, is charged to accumulated depreciation. Costs of individually significant internally developed and purchased computer software systems are capitalized and amortized over their expected useful life.

INVESTMENTS AND OTHER ASSETS

Goodwill, none of which is being recovered in regulated service rates, is amortized on a straight-line basis over 40 years. Approximately $14.2 million of goodwill was amortized each year during 1996, 1995 and 1994. Accumulated amortization of goodwill was $103.4 million and $89.2 million at December 31, 1996 and 1995, respectively. The Company periodically compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and, as yet, no impairment is indicated or expected.

       Itron, Inc. ("Itron") is a publicly-traded Spokane, Washington company which manufactures and markets automated meter-reading devices and provides related services. The Company accounts for its investment in Itron utilizing the cost method (its ownership of approximately 1.5 million Itron common shares at December 31, 1996 represented an ownership interest of approximately 11.2%), revalues its investment to market value as of each balance sheet date and reports any unrealized gain or loss, net of tax, as a separate component of stockholders' equity, which unrealized gain was immaterial at December 31, 1996. During 1996, the market value of the Company's Itron investment (based on closing share prices on the NASDAQ) varied from a high of approximately $88.3 million to a low of approximately $22.5 million. At March 14, 1997, the market value of the Company's investment in Itron was approximately $29.3 million and the unrealized gain was approximately $1.7 million (net of tax benefit of $1.0 million).

ALLOWANCE FOR DOUBTFUL ACCOUNTS

"Accounts and notes receivable, principally customer" as presented in the accompanying Consolidated Balance Sheet are net of an allowance for doubtful accounts of $13.0 million and $11.1 million at December 31, 1996 and 1995, respectively.

INVENTORIES

Inventories principally follow the average cost method and all non-utility inventories held for resale are valued at the lower of cost or market.

ACCOUNTS PAYABLE

Certain of the Company's cash balances reflect credit balances to the extent that checks written have not yet been presented for payment. Such balances included in "Accounts payable, principally trade" in the accompanying Consolidated Balance Sheet were approximately $53.5 million and $44.4 million at December 31, 1996 and 1995, respectively.

STATEMENT OF CONSOLIDATED CASH FLOWS

The accompanying Statement of Consolidated Cash Flows reflects the assumption that all highly liquid investments purchased with original maturities of three months or less are cash equivalents. Cash flows resulting from the Company's risk management (hedging) activities are classified in the accompanying Statement of Consolidated Cash Flows in the same category as the item being hedged.

       In September 1994, the Company sold all of its Kansas distribution properties, serving approximately 23,000 customers in 14 communities, together with certain related pipeline assets, for approximately $23 million in cash, approximately its carrying value, shown in the accompanying Statement of Consolidated Cash Flows as "Sale of distribution properties".

       In June 1996, the Company exercised its right to exchange its $3.00 Convertible Exchangeable Preferred Stock, Series A for its 6% Convertible Subordinated Debentures due 2012 in a non-cash transaction. The Company issues its common stock in conjunction with certain compensation plans. For additional information on these matters, see Note 6 and "Other Long-Term Financing" included in Note 3. Following is certain supplemental cash flow information:

SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------------------------------------------------
(thousands of dollars)                               Year Ended December 31,
                                               1996           1995           1994
-------------------------------------------------------------------------------------
Cash interest payments, net
   of capitalized interest                $    140,751   $    154,866   $    162,743
-------------------------------------------------------------------------------------
Cash income tax
   payments, net                          $     29,657   $     19,970   $      6,477
-------------------------------------------------------------------------------------


       The caption "Changes in certain asset and liabilities, net of noncash transactions" as shown in the accompanying Statement of Consolidated Cash Flows includes the following:

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
-------------------------------------------------------------------------------------
(thousands of dollars)                               Year Ended December 31,
                                               1996           1995           1994
-------------------------------------------------------------------------------------
Accounts and notes receivable,
    principally customer (1)              $   (353,703)  $   (119,933)  $     98,641
Inventories                                    (14,895)        25,112         42,626
Deferred gas costs                              12,788        (19,831)           (78)
Other current assets                            10,935         10,661         (7,637)
Accounts payable, principally trade            266,446        162,595        (54,871)
Income taxes payable                             8,752         20,444         (8,216)
Interest payable                                (6,802)        (3,450)        (2,497)
General taxes                                    2,762          2,603         (4,394)
Customers' deposits                                 60            150            734
Other current liabilities                       10,483          5,151        (17,441)
Settlement of gas
   contract disputes                            10,900         24,200         21,300
-------------------------------------------------------------------------------------
                                          $    (52,274)  $    107,702   $     68,167
=====================================================================================

(1) Beginning with January 1, 1997, cash flows associated with the Company's sale of receivables facility will be included with "Cash Flows from Financing Activities", see "Sale of Receivables" included in Note 3.

2.     INCOME TAXES

The Company and its subsidiaries file a consolidated U.S. Federal income tax return. Such returns have been audited and settled through the year 1986. Investment tax credits are generally deferred and amortized over the lives of the related assets. If the pending merger with Houston Industries is consummated, the Company will be consolidated into Houston Industries' consolidated U.S. Federal income tax return beginning as of the merger date, see "Merger With Houston Industries" included in Note 1. Following are the components of the Company's income tax provision:

PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------
(thousands of dollars)                        Year Ended December 31,
Expense (Benefit)                         1996           1995           1994
--------------------------------------------------------------------------------
Federal
   Current                           $     33,654   $     18,760   $         41
   Deferred                                25,760         24,377         38,965
   Investment Tax Credit                     (636)          (639)          (641)
State
   Current                                  4,525          2,375          2,117
   Deferred                                 3,049         10,506         (6,110)
--------------------------------------------------------------------------------
                                     $     66,352   $     55,379   $     34,372
--------------------------------------------------------------------------------

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes. The reasons for this difference are as follows:

------------------------------------------------------------------------------------
(thousands of dollars)                            Year Ended December 31,
                                              1996           1995           1994
------------------------------------------------------------------------------------
Computed "expected" federal
   income tax                            $     56,522   $     42,318   $     29,982
Increase (decrease) in tax
   resulting from:
   State income taxes, net of
      federal income tax benefit (1)            4,923          8,373         (2,596)
   Investment tax credit                         (636)          (639)          (641)
   Research and experimentation credit           (188)          (375)        (1,500)
   Adjustments to prior
      year accruals                               301            510          1,492
   Goodwill amortization                        4,163          4,163          4,167
   Other, net                                   1,267          1,029          3,468
------------------------------------------------------------------------------------
Provision for income taxes               $     66,352   $     55,379   $     34,372
------------------------------------------------------------------------------------

(1) Calculation of the accrual for state income taxes at the end of each year requires that the Company estimate the manner in which its income for that year will be allocated and/or apportioned among the various states in which it conducts business, which states have widely differing tax rules and rates. These allocation/apportionment factors change from year to year and the amount of taxes ultimately payable may differ from that estimated as a part of the accrual process. For these reasons, the amount of state income tax expense may vary significantly from year-to-year, even absent significant changes to state income tax valuation allowances or changes in individual state income tax rates.

       The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995, were as follows:

----------------------------------------------------------------------------------
(thousands of dollars)                                         December 31,
                                                          1996           1995
----------------------------------------------------------------------------------
Deferred Tax Assets
   Employee benefit accruals                        $       27,282 $       25,153
   Inventory revaluation and capitalization                    552          1,101
   Gas purchase contract accruals                           15,495         21,972
   Regulatory obligations                                    7,469         10,806
   Indemnifications and other reserves                       9,332          9,714
   Deferred state income taxes                              13,799         12,915
   Miscellaneous                                            29,295         30,797
   Operating and capital loss carryforwards                 28,517         30,547
   Alternative minimum tax and general
      business credit carryforwards                         76,089         78,233
   Valuation allowance                                      (6,761)        (6,188)
----------------------------------------------------------------------------------
Total deferred tax assets                                  201,069        215,050
----------------------------------------------------------------------------------

Deferred Tax Liabilities
   Property, plant and equipment,
      principally due to depreciation
      methods and lives                                    458,506        450,312
   Deferred gas costs                                       25,043         15,431
   Employee benefit accruals                                 5,807         10,354
   Miscellaneous                                            21,724         28,797
----------------------------------------------------------------------------------
Total deferred tax liabilities                             511,080        504,894
----------------------------------------------------------------------------------
Net deferred tax liabilities                        $      310,011 $      289,844
==================================================================================

       At December 31, 1996, the Company had approximately $398 million of state net operating losses available to offset future state taxable income through the year 2011, and approximately $2 million of federal net operating losses available to offset future federal taxable income through the year 2001. In addition, at December 31, 1996, the Company had approximately $4 million of general business credit carryforwards which expire between 1998-2010, and approximately $69 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year). The Company also has approximately $3 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2001.

3.     FINANCING

The Company meets its needs for short-term financing through utilization of both formal and informal lines of credit with commercial banks and through a sale of receivables facility as discussed following. The Company obtains long-term financing through the issuance of common stock in public offerings and pursuant to a number of plans (see Notes 5 and 6 and "Other Long-Term Financing" following), through public offerings of unsecured debt (the Company is prohibited under an indenture from issuing mortgage debt), through a bank term loan (which has been retired as discussed following), has issued $130 million of preferred stock (which has been exchanged as discussed following) and has issued trust originated preferred securities, also as described following.

       In late 1995, the Company renewed, revised and extended its principal short-term credit facility ("the Credit Facility"), an arrangement with Citibank, N.A. as agent and a group of 18 other commercial banks, which now provides a $400 million commitment to the Company through December 11, 1998. Borrowings under the Credit Facility are unsecured and, at the option of the Company, bear interest at various Eurodollar and domestic rates plus a credit spread, which credit spread is subject to adjustment based on the rating of the Company's senior debt securities. The Company pays a facility fee on the total commitment to each bank each year, currently .14% and subject to decrease based on the Company's debt rating, and will pay incremental rates of 1/8% to 1/4% on outstanding borrowings in excess of $200 million. Following is certain information concerning the Company's short-term borrowings:


SHORT-TERM CREDIT FACILITIES (1)
---------------------------------------------------------------------------------------------------
(dollars in millions)           Borrowings at                          Year Ended
                              December 31, (2)                        December 31,
                          --------------------------   --------------------------------------------
                           Borrowed     Wtg. Avg.        Wtg. Avg.      Wtg. Avg.      Max. Amt.
                            Amount      Int. Rate      Borrowed (3)      Rate (3)       Borrowed
                          -----------  -------------   --------------  -------------  -------------
        1996               $     115.0    6.29%          $   26.9         5.96%        $   115.0
        1995                      10.0    6.68%              56.5         6.73%            135.0
        1994               $     110.0    7.04%          $   55.9         5.85%        $   170.0
---------------------------------------------------------------------------------------------------


(1)    Includes both formal and informal facilities.
(2) There were $175 million in borrowings under the Credit Facility (and $225 million of remaining capacity) at March 3, 1997.
(3)    Based on daily balances.


       Under an August 1996 agreement (the "Receivables Facility") which expires in August 1997 (although the Company currently expects to renew the facility), the Company sells, with limited recourse and subject to a floating interest rate provision which varies with the buyer's A1/P1 commercial paper rate, an undivided interest (limited to a maximum of $235 million) in a designated pool of accounts receivable. The receivables sold have been deducted from "Accounts and notes receivable, principally customer" in the accompanying Consolidated Balance Sheet, although this accounting will change beginning in 1997 as discussed following the tabular data. Certain of the Company's remaining receivables serve as collateral for receivables sold and represent the maximum exposure to the Company should all receivables sold prove ultimately uncollectible. The Company has retained servicing responsibility under the Receivables Facility for which it is paid a fee which does not differ materially from a normal servicing fee and, to the extent that the Company utilizes this facility more or less during a given period, it will experience net cash inflows or outflows. Following is certain information concerning the utilization of this facility:

SALE OF RECEIVABLES
-------------------------------------------------------------------------------------------------------------------------
(dollars in millions)                                                            Year Ended
                          December 31,                                          December 31,
                ----------------------------------  ---------------------------------------------------------------------
                    Amount                                Net             Pre-tax          Average           Weighted
                   Sold and                             Inflows            Loss          Receivables         Average
                  Uncollected       Collateral        (Outflows)          on Sale          Sold (1)        Rate (1)(2)
                ----------------  ----------------  ----------------  ----------------  ---------------   ---------------
   1996       $      235.0      $      34.2                -        $     (11.5)      $     186.9             5.41%
   1995              235.0             35.0       $      42.2              (9.8)            136.8             6.02%
   1994       $      192.8      $      48.7       $     (33.6)      $      (7.1)      $     115.2             4.43%
-------------------------------------------------------------------------------------------------------------------------

(1)    Based on daily balances.
(2) Exclusive of a facility fee payable on the full commitment of $235 million, which fee was 22 basis points at December 31, 1996.
       The rate in effect at December 31, 1996 (exclusive of the facility fee) was 5.65%.

       Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of the adoption of SFAS 125 on the Company's financial statements will be to treat amounts transferred pursuant to the Receivables Facility as collateralized borrowings rather than as sales. Therefore, beginning January 1, 1997, (1) receivables which previously would have been reported as sold pursuant to the Receivables Facility will remain as assets on the Company's consolidated balance sheet, (2) amounts received by the Company pursuant to this facility will be recorded as debt, (3) amounts previously reported as "Loss on sale of receivables" will be reported as a component of interest expense and (4) cash flows associated with utilization of this facility will be included with "Cash Flows from Financing Activities" in the Company's statement of consolidated cash flows.

       Following is certain information concerning the Company's long-term debt:

LONG-TERM DEBT (1)
-----------------------------------------------------------------------------------
(millions of dollars)                     December 31, 1996 (2) December 31, 1995
                                          ------------------    --------------------
                                                      Due in                Due in
                                          Long-Term  One Year   Long-Term  One Year
                                          ---------  --------   ---------  ----------
Medium-term notes, Series A and B due
    through 2001, weighted average rate
    of 8.96% at December 31, 1996         $  241.6   $   52.0   $  293.6   $  118.8
9.875% Series due 1997                        --        225.0      225.0       --
8.875% Series due 1999                       200.0       --        200.0       --
7 1/2% Series due 2000                       200.0       --        200.0       --
Bank Term Loan due 2000 (3)                   --         --        150.0       --
8.90% Series due 2006                        145.1       --        145.1       --
6% Convertible Subordinated
    Debentures due 2012 (4)                  122.7       --         --         --
9.875% Series due 2018                        --         --        116.4       --
10% Series due 2019 (5)                      144.2       --        144.2       --
Other                                          0.6       --          0.6       --
-----------------------------------------------------------------------------------
                                          $1,054.2   $  277.0   $1,474.9   $  118.8
-----------------------------------------------------------------------------------

(1)  Noncallable and without sinking fund requirements except as noted.
(2) The aggregate amount of long-term debt maturities (excluding certain scheduled sinking fund requirements, see (4) following) for each of the five years following December 31, 1996 and thereafter is: 1997 - $277.0 million; 1998 - $81.8 million; 1999 - $207.1 million; 2000 - $228.0 million; 2001 - $150.6 million and $386.7 million.
(3) In December 1995, the Company entered into a $150 million term loan agreement ("the Loan") with a group of 18 commercial banks, bearing interest at LIBOR + 87 1/2 basis points, with the rate reset each 30, 60, 90 or 180 days at the option of the Company. This loan was retired without premium during 1996, see "Other Long-Term Financing" following.
(4) In June 1996, the Company exchanged its Convertible Exchangeable Preferred Stock, Series A for its 6% Convertible Subordinated Debentures due 2012. See "Other Long-Term Financing" following for additional information concerning these debentures. Mandatory sinking fund payments of $6.5 million are payable beginning March 15, 1997 and each succeeding March 15 to and including March 15, 2011. At December 31, 1996, the Company had reacquired and retired $7.2 million principal amount of these debentures which may, at the Company's option, be credited against the sinking fund requirements.
(5) Callable beginning in 1999 at redemption prices beginning at 105.0% and declining to par in November 2009. Mandatory sinking fund payments of $10 million (which may be increased by up to an additional $20 million at the option of the Company) are payable beginning in November 2005 and each year thereafter, and $55.8 million principal amount previously reacquired and retired by the Company may, at its option, be credited against the sinking fund requirements.

RETIREMENTS AND REACQUISITIONS OF LONG-TERM DEBT (1)
-------------------------------------------------------------------------------
(millions of dollars)                                Year Ended December 31,
                                                    1996      1995      1994
-------------------------------------------------------------------------------
Reacquisition of 8% Series Due 1997                    --     $ 150.0      --
Reacquisition of 8.9% Debentures due 2006              --        --     $   1.9
Reacquisition of 9.23% Medium Term Notes due 2001      --        --        10.0
Reacquisition of 9.875% Debentures due 2018         $   7.4       5.7      12.2
Reacquisition of 10% Debentures due 2019               --        15.0      26.3
Reacquisition of 6% Convertible Subordinated
    Debentures due 2012 (2)                             7.2      --        --
Retirement, at maturity, of Medium Term Notes (3)     118.8       1.0      77.0
Retirement of Bank Term Loan due 2000                 150.0      --        --
Retirement of 9.45% Series due 1995                    --       150.0      --
Retirement of 9.875% Debentures due 2018              109.0      --        --
Retirement of Note Payable to Gas Supplier             --        13.6      20.4
Net loss on reacquisition of debt, less taxes           4.3       0.1       1.1
-------------------------------------------------------------------------------
                                                    $ 396.7   $ 335.4   $ 148.9
-------------------------------------------------------------------------------

 (1) In cases where premiums were paid or discounts were realized in association with these reacquisitions and retirements, such amounts are reported in the accompanying Statement of Consolidated Income as "Extraordinary item, less taxes", and are net of tax benefits of $2.5 million, $0.03 million and $0.7 million in 1996, 1995 and 1994, respectively.
 (2) These reacquired debentures may be credited against sinking fund requirements, see "Other Long-Term Financing" following.
 (3) Weighted average interest rate of approximately 9.06%, 9.0% and 9.15% in 1996, 1995 and 1994 respectively.


       The Company has entered into interest rate swaps for the purposes of (1) increasing or decreasing the amount of the Company's debt portfolio which is subject to market interest rate fluctuations and (2) effectively fixing the interest rate on debt expected to be issued in the future for refunding purposes, and may enter into additional such swaps in the future. In general, these swaps are entered into with commercial banks and require that one party pay a fixed rate on the notional amount of the swap while the counterparty pays a LIBOR-based rate. Following is information on the Company's recent interest rate swap activity and on its portfolio of interest rate swaps at December 31, 1996:

INTEREST RATE SWAPS
---------------------------------------------------------------------------------------------
(dollars in millions)
                                Notional       Unrealized
                                 Amount           Gain         Deferred      Interest Rate
                               Outstanding     (Loss) (1)      Gains (2)    Fixed/Floating
---------------------------------------------------------------------------------------------
December 31, 1993               $   200.0        $ (2.6)      $   5.0          5.1% / 4.5%
    Additions                        75.0           --             --              --
    Terminations                      --            --             --              --
---------------------------------------------------------------------------------------------
December 31, 1994                   275.0         (18.0)          2.5          5.1% / 6.7%
    Additions                       100.0           --             --              --
    Terminations                    (25.0)          --             --              --
---------------------------------------------------------------------------------------------
December 31, 1995                   350.0          (0.8)          0.8          5.1% / 6.6% (3)
    Additions                       200.0           --             --              --
    Terminations                   (250.0)          --             --              --
---------------------------------------------------------------------------------------------
December 31, 1996               $   300.0        $  6.7       $   0.1          4.7% / 5.6% (3)
---------------------------------------------------------------------------------------------

(1)    Market value of swaps at date indicated.
(2) The economic value which transfers between the parties to these swaps is reported as an adjustment to the effective interest rate on the underlying debt securities and, when positions are closed prior to expiration, any material gain or loss is deferred and amortized over the period remaining in the original term of the swap. The effect of these swaps was to increase (decrease) interest expense by approximately $(1.6) million, $(0.2) million and $0.5 million in 1996, 1995 and 1994, respectively.
(3) Does not include swaps which are hedges of anticipated debt issuance as discussed following.

INTEREST RATE SWAP PORTFOLIO AT DECEMBER 31, 1996 (1) (2)
-----------------------------------------------------------------------------------------
(dollars in millions)
                                                                                Estimated
                      Notional           Period                Interest Rate     Market
     Initiated         Amount           Covered             Fixed/Floating (3)  Value (4)
-----------------------------------------------------------------------------------------
December 1995      $  50.0      Apr.1997-Apr.2002  (5)       5.92%   /6.55%      $ 1.3
December 1995         50.0      Apr.1997-Apr.2002  (5)       5.92%   /6.55%        1.3
January 1996          50.0      Apr.1997-Apr.2002  (5)       5.80%   /6.55%        1.6
February 1996         50.0      Apr.1997-Apr.2002  (5)       5.77%   /6.55%        1.6
February 1996         50.0      Mar.1996-Jan.1998  (6)       4.76%   /5.65%        0.5
February 1996         50.0      Jun.1996-Dec.1997  (6)       4.71%   /5.63%        0.4
-----------------------------------------------------------------------------------------
    Total          $ 300.0                                                       $ 6.7
=========================================================================================

(1) None of these interest rate swaps are "leveraged" and, accordingly, do not represent exposure in excess of that suggested by the reported notional amounts and interest rates and, in general, the future cash flows are measured as the notional amount times the interest rate. Off-balance-sheet credit risk exists to the extent that counterparties to these swaps may fail to perform, although all counterparties are commercial banks which are participants in the Company's revolving credit facility. The Company routinely reviews the financial condition of these banks (utilizing independent monitoring services and otherwise) and believes that the probability of default by any of these counterparties is minimal.
(2) In March 1997, the Company closed out the $200 million of swaps which were serving as hedges of its anticipated April 1997 debt refinancing (see (5) following), receiving cash proceeds of approximately $8.7 million.
(3) In each case, the Company is the fixed-price payor. The floating (LIBOR-based) rate is estimated as of December 31, 1996.
(4) Represents the estimated amount which would have been realized upon termination of the swap at December 31, 1996.
(5) Swaps entered into for the purpose of effectively fixing the interest rate on debt expected to be issued in 1997 for refunding purposes.
(6) Swaps entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.

OTHER LONG-TERM FINANCING

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

       In June 1996, the Company issued $177.8 million of 6.25% Convertible Junior Subordinated Debentures due 2026 (unless extended by the Company as discussed following) (the "Trust Debentures") to NorAm Financing I (the "Trust"), a statutory business trust under Delaware law, wholly owned by the Company. The Trust Debentures were purchased by the Trust using the proceeds from (1) the public issuance by the Trust of 3,450,000 shares of 6.25% Convertible Preferred Securities (the "Trust Preferred") at $50 per share, a total of $172.5 million and (2) the sale of approximately $5.3 million of the Trust's common stock (106,720 shares, representing 100% of the Trust's common equity) to the Company. The sole assets of the Trust are and will be the Trust Debentures. The interest and other payment dates on the Trust Debentures correspond to the interest and other payment dates on the Trust Preferred. In conjunction with the issuance of the Trust Preferred, the Company paid an underwriting commission of $1.375 per share and expenses of approximately $0.1 million in view of the fact that the proceeds from such issuance would be invested in the Trust Debentures. The net proceeds from these transactions principally were used to retire debt as described following.

       The Trust Preferred accrues a dividend equal to 6.25% of the $50 liquidation amount, payable quarterly in arrears. The ability of the Trust to pay distributions on the Trust Preferred is solely dependent on its receipt of interest payments on the Trust Debentures. The Company has irrevocably guaranteed, on a subordinated basis, distributions and other payments due on the Trust Preferred (the "Guarantee"). The Guarantee, when taken together with the Company's obligations under the Trust Debentures and in the indenture pursuant to which the Trust Debentures were issued and the Company's obligations under the Amended and Restated Declaration of Trust governing the Trust, provides a full and unconditional guarantee by the Company of amounts due on the Trust Preferred. The Company has the right to defer interest payments on the Trust Debentures as discussed following. In the case of such deferral, quarterly distributions on the Trust Preferred would be deferred by the Trust but would continue to accumulate quarterly and would accrue interest. Each share of Trust Preferred is convertible at the option of the holder into shares of Common Stock at an initial conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred, subject to adjustment in certain circumstances. The Trust Preferred does not have a stated maturity date, although it is subject to mandatory redemption upon maturity of the Trust Debentures or, to the extent that the Trust Debentures are redeemed, upon redemption of the Trust Debentures. The redemption price in either such case will be $50 per share plus accrued and unpaid distributions to the date fixed for redemption. In general, holders of the Trust Preferred do not have any voting rights.

       The Trust Debentures bear interest at 6.25% and are redeemable for cash at the option of the Company, in whole or in part, from time to time on or after June 30, 2000, if and only if for 20 trading days within any period of 30 consecutive days, including the last trading day of such period, the current market price of the Common Stock equals or exceeds 125% of the then-applicable conversion price of the Trust Debentures, or at any time in certain circumstances upon the occurrence of a specified tax event. The Trust Debentures will mature on June 30, 2026, although the maturity date may be extended only once at the Company's election for up to an additional 19 years, provided certain requirements and conditions are met. Under existing law, interest payments made by the Company for the Trust Debentures are deductible for federal income tax purposes. The Company has the right at any time and from time to time to defer interest payments on the Trust Debentures for successive periods not to exceed 20 consecutive quarters for each such extension period. In such case, (1) quarterly distributions on the Trust Preferred would also be deferred as discussed preceding and (2) the Company has agreed not to declare or pay any dividend on any common or preferred stock, except in certain instances.

       The Trust is consolidated with the Company for financial reporting purposes and, therefore, the Trust Debentures are eliminated in consolidation and the Trust Preferred appears on the Company's Consolidated Balance Sheet under the caption "Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Junior Subordinated Debentures due 2026 of NorAm Energy Corp." The dividend on the Trust Preferred is reported in the accompanying Statement of Consolidated Income under the caption "Dividend requirement on preferred securities of subsidiary trust".

       Utilizing, in large part, the proceeds from the offerings discussed preceding, in June 1996, the Company (1) retired the $109.0 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million or $0.03 per share after-tax) and (2) retired its $150 million bank term loan due 2000 at face value. The Company also made certain other debt reacquisitions and scheduled debt retirements as set forth preceding.

       Also in June 1996, the Company exercised its right to exchange the $130 million principal amount of its $3.00 Convertible Exchangeable Preferred Stock, Series A (the "Preferred") for its 6% Convertible Subordinated Debentures due 2012 (the "Subordinated Debentures"). The holders of the Subordinated Debentures will receive interest quarterly at 6% and have the right at any time on or before the maturity date thereof to convert the Subordinated Debentures into Common Stock, initially at the conversion rate in effect for the Preferred at the date of the exchange, which conversion rate of approximately 1.7467 shares of the Common Stock for each $50 principal amount of the Subordinated Debentures is subject to adjustment should certain events occur. The Company is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures beginning on March 15, 1997 and on each succeeding March 15 to and including March 15, 2011. The Company (1) may credit against the sinking fund requirements (i) any Subordinated Debentures redeemed by the Company and (ii) Subordinated Debentures which have been converted at the option of the holder and (2) may deliver outstanding Subordinated Debentures in satisfaction of the sinking fund requirements.

       The Company has equipment funding agreements ("EFA's") with affiliates of major banks which provide for the purchase of vehicles, major work equipment and, to a lesser extent, computers and other office equipment. For accounting purposes, assets subject to these EFA's receive operating lease treatment, with an initial non-cancelable term of one year. At December 31, 1996, the Company had $3.5 million of available capacity under these EFA's. The EFA's extend through July 1997 unless renewed through mutual agreement of the parties.

       Since late 1994, the Company has offered a Direct Stock Purchase and Dividend Reinvestment Plan ("the DSPP") which affords customers and other interested parties the opportunity to (1) purchase Common Stock directly from the Company, avoiding brokerage fees and commissions and (2) automatically reinvest their dividends in additional shares of Common Stock. Sales of Common Stock under the DSPP were immaterial in 1994 and, in 1995 and 1996, the Company received net proceeds of approximately $9.8 million and $10.3 million, respectively, from such sales. Sales of Common Stock under the DSPP (although not dividend reinvestment) have been suspended as a result of the pending Houston Industries transaction, see "Merger With Houston Industries" included in Note 1.

RESTRICTIONS ON STOCKHOLDERS' EQUITY AND DEBT

Under the provisions of the Company's revolving credit facility as described preceding, and under similar provisions in certain of the Company's other financial arrangements, the Company's total debt capacity is limited and it is required to maintain a minimum level of stockholders' equity. In addition, the Company's total debt is limited to $2,055 million (unless the ratio of total debt to total capitalization is less than or equal to 60%) and the Company's ability to reacquire, retire or otherwise prepay its long-term debt prior to its maturity is limited to a total of $200 million. The required minimum level of stockholders' equity was initially set at $700 million at December 31, 1995, increasing annually thereafter by (1) 50% of positive consolidated net income and (2) 50% of the proceeds from any incremental equity offering made after June 30, 1996. Based on these restrictions, the Company had incremental capacity for debt issuance, dividends and debt reacquisitions of $561.7 million, $220.2 million and $200.0 million, respectively, at December 31, 1996.

4.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of certain of the Company's financial instruments. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The estimated fair value amounts have been determined by the Company using quoted market prices of the same or similar securities when available or other estimation techniques. The items presented below without a carrying value are off-balance-sheet financial instruments and all of the Company's financial instruments are held for purposes other than trading.

       The carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, accounts and notes receivable and payable, gas purchased in advance of delivery and other current assets and liabilities, approximate fair value. The fair value of the Company's interest rate swaps, natural gas swaps and futures contracts generally reflect the estimated amounts that the Company would pay or receive to terminate the contracts at the reporting date, thereby taking into account the unrealized gains and losses on open contracts. There is no readily available market for the natural gas options. Following is certain information concerning the Company's significant financial assets and liabilities:

-------------------------------------------------------------------------------
(millions of dollars)                             December 31,
                                            1996                    1995
-------------------------------------------------------------------------------
                                   Carrying      Fair       Carrying     Fair
FINANCIAL ASSETS (LIABILITIES)      Amount       Value       Amount      Value
-------------------------------------------------------------------------------
   Investment in Itron (Note 1)    $   26.7    $   26.7   $    50.7    $   50.7
   Natural gas options (Note 7)         0.8        --           1.3        --
   Natural gas futures (Note 7)        --           0.1        --           3.3
   Long-term debt (Note 3)         (1,331.2)   (1,389.5)  $(1,593.7)   (1,677.1)
   Trust preferred (Note 3)        $ (167.8)     (219.1)       --          --
   Interest rate swaps (Note 3)        --           6.7        --          (0.8)
   Natural gas swaps (Note 7)          --      $    9.7        --      $   (5.0)
-------------------------------------------------------------------------------

5.     EMPLOYEE BENEFIT PLANS

The Company has two qualified pension plans ("the Qualified Plans") which cover substantially all employees; (1) the plan which covers the Company's employees other than Minnegasco employees and (2) the plan which covers Minnegasco employees. The Qualified Plans provide benefits based on the participant's years of service and highest average compensation. The funding policy for the Qualified Plans is to contribute at least the minimum amount required to be funded as determined by the Company's consulting actuaries. Plan assets are made up of marketable equity and high-grade fixed income securities.

       In addition to the Qualified Plans, the Company maintains certain non-qualified plans which principally consist of (1) a retirement restoration plan which allows participants to retain the benefit to which they would have been entitled under the Qualified Plans except for the federally mandated limits on such benefits or on the level of salary on which such benefits may be calculated and (2) certain supplemental benefit plans which, in the past, were entered into with individual employees or with small groups of employees. Participants in these non-qualified plans are general creditors of the Company with respect to these benefits, as these plans are not funded by the Company in advance of the cash payment of benefits. Expense of approximately $2.0 million, $2.1 million and $2.3 million associated with these non-qualified plans was recorded during 1996, 1995 and 1994, respectively. Following is certain information concerning the Company's pension plans:

PENSION PLAN STATUS
-------------------------------------------------------------------------------------------
(thousands of dollars)                                                   December 31,
                                                     1996                      1995
                                           ------------------------- ----------------------
                                           Qualified    Non-Qualified  Qualified Non-Qualified
                                             Plans         Plans        Plans       Plans
-------------------------------------------------------------------------------------------
Net assets available for benefits          $ 500,452         --      $ 439,153         --
-------------------------------------------------------------------------------------------
Actuarial present value of
  accumulated plan benefits
     Vested (assuming immediate
      separation)                            325,461    $  30,554      304,361    $  18,681
     Non-vested                               30,096        1,663       32,831        1,660
-------------------------------------------------------------------------------------------
Accumulated benefit obligation               355,557       32,217      337,192       20,341
Additional amount related to
    projected pay increases                   79,933          712       75,713          845
-------------------------------------------------------------------------------------------
      Total projected benefit obligation     435,490       32,929      412,905       21,186
-------------------------------------------------------------------------------------------
      Funded status                           64,962      (32,929)      26,248      (21,186)
Unrecognized net obligation at January 1      (8,290)        --        (12,123)        --
Unrecognized prior service costs              (2,222)       5,004         --          5,529
Unrecognized net loss (gain) from past
    experience different from that
    assumed and effects of changes
    in actuarial assumptions                  (9,060)      (1,506)      43,840       (1,654)
-------------------------------------------------------------------------------------------
Pension prepaid asset (liability)          $  45,390    $ (29,431)   $  57,965    $ (17,311)
-------------------------------------------------------------------------------------------

       The assumed rate of increase in future compensation levels and the expected long-term rate of return on fund assets utilized in the above calculations (and for 1994 which is not presented) were 4% and 10%, respectively. The weighted average discount rate was 7.5%, 7.25% and 8.5% for 1996, 1995 and 1994, respectively.

PERIODIC PENSION COST (QUALIFIED PLANS ONLY)
-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               Year Ended December 31,
                                                                1996           1995          1994
-----------------------------------------------------------------------------------------------------
Service cost - benefits earned during the period           $     11,817   $      9,900  $     11,757
Interest cost on projected benefit obligation                    29,946         27,097        25,633
Actual return on plan assets                                    (41,800)       (36,909)       (3,067)
Amortization and deferral                                          (641)        (1,388)      (33,774)
-----------------------------------------------------------------------------------------------------
Net pension cost (credit)                                  $       (678)  $     (1,300) $        549
=====================================================================================================

       The Company has an employee savings plan ("the ESP") which covers substantially all employees other than Minnegasco employees. Under the terms of the ESP, employees may contribute up to 12% of total compensation, which contributions up to 6% are matched by the Company. Employer contributions to the ESP of $8.9 million, $8.9 million and $8.8 million were expensed during 1996, 1995 and 1994, respectively. The Minnegasco employees are covered by various thrift and profit sharing plans, the terms of which vary from plan to plan. Expense of approximately $1.4 million, $1.4 million and $1.3 million related to these plans was recorded during 1996, 1995 and 1994, respectively.

       In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to retired employees, collectively referred to as "postretirement benefits", accounted for pursuant to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The Company provides these benefits under a defined benefit plan for all eligible former employees who retired prior to July 1, 1992, and under a defined contribution plan for all others. A substantial number of the Company's employees may become eligible for postretirement benefits if they are participating in such plans when they reach normal retirement age. As of December 31, 1996, the Company had contributed a total of $1.8 million to an external fund (associated with Minnegasco employees) to provide for these benefits and contributed an additional $1.2 million in early 1997. The Company currently expects that it will fund these benefits utilizing external funding techniques for additional employees in the future. Following is certain information concerning the Company's postretirement benefit plans:

POSTRETIREMENT BENEFIT PLAN STATUS
---------------------------------------------------------------------------------------
(thousands of dollars)                                             December 31,
                                                                1996           1995
---------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Retirees                                                 $    121,183   $    129,425
  Fully-eligible plan participants                                3,711          4,929
  Other active plan participants                                  4,487          5,574
---------------------------------------------------------------------------------------
    Total                                                       129,381        139,928
Fair value of plan assets                                         3,051          1,800
---------------------------------------------------------------------------------------
                                                                126,330        138,128
Unrecognized transition obligation                             (106,599)      (113,261)
Unrecognized net actuarial gain                                  14,292            337
---------------------------------------------------------------------------------------
Accrued postretirement benefit liability                   $     34,023    $    25,204
---------------------------------------------------------------------------------------


       The weighted average discount rate used in determining the accumulated benefit obligation for postretirement benefits was 7.5%, 7.25% and 8.5% for 1996, 1995 and 1994, respectively. The cost of covered health care benefits (for those participants entitled to a defined benefit as a result of having retired prior to July 1, 1992) is assumed to increase by 10% per year initially and then increase at a decreasing rate to an annual and continuing increase of 4.5% after 11 years. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost (before any deferral for regulatory reasons) and the accumulated benefit obligation at December 31, 1996 by approximately $0.9 million and $12.4 million, respectively.

POSTRETIREMENT BENEFIT COST
-----------------------------------------------------------------------------------------------------
(thousands of dollars)                                               Year Ended December 31,
                                                                1996           1995          1994
-----------------------------------------------------------------------------------------------------
Service cost                                               $        306   $        291  $        408
Interest cost on accumulated benefit obligation                   9,234         10,183        10,436
Actual return on plan assets                                       (108)        -             -
Amortization of transition obligation
   on a straight line basis over 20 years                         6,662          6,663         6,721
Amortization of actuarial loss                                    1,321         -             -
Deferral of asset loss                                           -                (195)          (87)
-----------------------------------------------------------------------------------------------------
Net periodic cost                                          $     17,415   $     16,942  $     17,478
-----------------------------------------------------------------------------------------------------

       The Company's regulated businesses are subject to the jurisdiction of various regulatory bodies which are in differing stages of establishing policy with respect to the rate treatment of these postretirement benefit costs. The Company has made rate filings concerning these costs which are in various stages of progression through the regulatory process and, in other jurisdictions, the Company has not yet filed rate cases to seek recovery of the SFAS 106 calculated costs (as opposed to the cash costs currently included in rates). In light of this regulatory uncertainty and the guidance provided by authoritative accounting pronouncements concerning the appropriate accounting treatment for the excess of accrual SFAS 106 costs over the amount includable in rates prior to final regulatory determination, at December 31, 1996, the Company had deferred approximately $5.6 million of such costs in certain jurisdictions pending final regulatory actions. This deferral will be subject to continuing review and may require adjustment depending on the ultimate regulatory disposition of these costs.

       The Company has several plans which provide for the issuance of its common stock to employees and directors or provide for the sale of the Company's common stock to these individuals, see Note 6.

6.     STOCK COMPENSATION/STOCK PURCHASE PLANS

The Company has an Incentive Equity Plan ("the IEP") intended to facilitate the attraction and retention of key employees and to provide an incentive for superior performance. The IEP provides for the issuance of up to 3.8 million shares of the Company's common stock ("Shares"), no more than 2 million of which may be issued or transferred as restricted stock, as well as stock options ("options") and stock appreciation rights ("SAR's"). Options and SAR's issued pursuant to the IEP are exercisable for a period of 10 years from the date of issuance and vest (become exercisable and non-cancelable) at the rate of 1/3 per year beginning with the year of issuance. Provisions of the IEP determine the amount of these securities initially granted to employees, while the amount ultimately retained by each employee is determined by the Company's performance as measured by the Board of Directors during three-year performance cycles. The charge (credit) to earnings associated with the IEP was $4.4 million, $0.5 million and $(0.2) million in 1996, 1995 and 1994, respectively. The principal reason for the increase in IEP expense in 1996 was the acceleration of certain IEP benefits resulting from the pending Houston Industries transaction, see "Merger With Houston Industries" included in Note 1.

       The Company has a Restricted Stock Plan for Non-Employee Directors ("the DRSP") which is intended to assist in attracting and retaining highly qualified individuals to serve as directors of the Company. Shares issued pursuant to the DRSP will not exceed a total of 125,000 and may be Shares of original issuance, treasury Shares or both. At December 31, 1996, a total of 57,984 Shares had been issued pursuant to the DRSP.

       The Company had an Employee Stock Purchase Plan ("the ESPP") which provided employees with an incentive to increase their Share ownership by affording them the opportunity to purchase Shares at a price equivalent to 85% of fair market value. The ESPP provided for payment via payroll deduction and was limited to a total of 2 million Shares. The ESPP terminated as of December 31, 1996.

       While no additional options may be issued pursuant to either plan, and no compensation expense has been or will be recorded, some stock options remain outstanding pursuant to (1) a Non-Qualified Stock Option Plan adopted by the Company in 1983, which options expire in 1997 and (2) a former Diversified Energies Plan, which options expire at various times through the year 2000. In addition, 114,000 options (with an exercise price of $21.84 per share and which expire in July 1998) were issued to a former executive of the Company and are included in the tabular data which follows.

       Following is certain information concerning certain Shares, options and SAR's issued pursuant to the foregoing arrangements:

RESTRICTED STOCK, STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
----------------------------------------------------------------------------------------------------------------------
                           Restricted Stock (1)                  Stock Options (2)                      SAR's (3)
                        ---------------------------- ------------------------------------------- ---------------------
                                         Weighted                                    Weighted
                                         Average                      Average        Average                 Average
                                        Grant Date                    Exercise      Grant Date               Exercise
                           Shares      Fair Value (4)  Shares        Price/Shr.   Fair Value (4)  Shares    Price/Shr.
----------------------------------------------------------------------------------------------------------------------
December 31, 1993          929,689          --        375,573       $    18.39         --        375,592    $    12.92
    Granted/Issued         162,284    $     6.54      313,418             6.50   $     1.84         --            --
    Forfeited/Expired     (149,404)         --        (38,053)           14.49         --       (250,000)        12.00
    Exercised                 --            --           --               --           --           --            --
----------------------------------------------------------------------------------------------------------------------
December 31, 1994          942,569          --        650,938  (5)       12.89         --        125,592         14.75
    Granted/Issued         262,461          5.48      546,550             5.54         1.64         --            --
    Forfeited/Expired     (103,894)         --       (164,469)           14.05         --        (32,478)        18.44
    Exercised                 --            --           --               --           --           --            --
----------------------------------------------------------------------------------------------------------------------
December 31, 1995        1,101,136          --      1,033,019  (5)        8.82         --         93,114         13.47
   Granted/Issued          463,856    $    11.86      579,749             8.69   $     2.39         --            --
   Forfeited/Expired      (283,953)         --        (76,821)           11.99         --        (15,743)        19.03
   Exercised                  --            --        (28,019)            6.44         --           --            --
----------------------------------------------------------------------------------------------------------------------
December 31, 1996        1,281,039          --      1,507,928       $     8.65         --         77,371    $    12.34
----------------------------------------------------------------------------------------------------------------------

(1) Shares are included when granted. Does not include restricted stock (i) issued to the Company's Chairman in lieu of cash salary; 60,838 Shares with a weighted average market price of $6.375 per share and 53,406 Shares with a weighted average market price of $11.28 per share in 1995 and 1996, respectively, or (ii) issued pursuant to the Restricted Stock Plan for Non-Employee Directors as discussed preceding.
(2)    The exercise price was equal to the fair market value at the grant date.
(3) The exercise price was greater than or equal to the fair market value at the grant date.
(4)    See the discussion following.
(5) At December 31, 1994 and 1995, 337,520 options and 431,615 options, respectively, were exercisable at weighted average prices of $18.83 per share and $16.14 per share.

OPTIONS OUTSTANDING AT DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
                                                      Weighted                 Weighted
                                                    Average Exercise        Average Remaining
                         Number of Options          Price per Share         Contractual Life
       Exercise       -----------------------   -----------------------  ------------------------
     Price Range      Exercisable      Total     Exercisable    Total     Exercisable      Total
-------------------------------------------------------------------------------------------------
up to $7 per Share       484,557      726,449   $     5.86   $     5.78    7.8 years    7.8 years
$7 to $15 per Share      246,214      600,590         8.74         8.66    9.0 years    9.0 years
above $15 per Share      180,889      180,889        20.17        20.17   2.12 years   2.12 years
-------------------------------------------------------------------------------------------------
      Totals             911,660    1,507,928   $     9.48   $     8.65    7.0 years    7.6 years
-------------------------------------------------------------------------------------------------

       In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides for the disclosure of certain information concerning the "fair value" of securities issued pursuant to stock-based employee compensation plans, and gives the Company the options of calculating and recording compensation expense utilizing either (1) SFAS 123's "fair value" methodology which measures compensation expense as the "fair value" of all securities at the date on which they are granted to the employee or (2) the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25") which, in general, do not require the recording of compensation expense for options and SAR's issued pursuant to plans structured similarly to those of the Company. The Company has elected to continue to apply the provisions of APBO 25 for the purpose of computing compensation expense associated with the relevant plans, although certain additional required disclosure has been made in accordance with the provisions of SFAS 123.

       In the preceding table, the term "fair value" as applied to restricted stock represents the quoted NYSE closing market price of the Shares on the grant date. The term "fair value" as applied to stock options (and which would also be applicable to any future issuance of SAR's) is a statistical calculation made utilizing a methodology generally referred to as the Black-Scholes option pricing model ("the BS model"). The BS model yields a value for each option which is dependent on a number of variables which are inputs to the relevant calculations. For the purposes of determining the "fair value" of stock options in the preceding tables, the Company has assumed (1) a risk free interest rate (based on U.S. Treasury strips with a remaining term of five years) of 5.24% to 7.84%, (2) an expected option life (duration) of five years, (3) an expected volatility of 31.6% to 36.4% and (4) an expected dividend yield of 3.4%. To the extent that actual conditions during the post-grant, pre-exercise period differ from these assumptions (which is probable as described following), the actual value of the options to the employee will differ from the calculated "fair value" at grant date. Had compensation cost for the IEP been determined in accordance with the provisions of SFAS 123, the impact on the Company's earnings for 1995 and 1996 would have been immaterial.

       As described elsewhere herein and under "Merger With Houston Industries" included in Note 1, the Company is expected to merge with Houston Industries Incorporated. Should the merger be consummated, Houston Industries would become the sole owner of NorAm common stock. In addition, in conjunction with consummation of the acquisition, all of the Company's outstanding stock options and SAR's would be either (1) exercised and the Shares obtained converted to Houston Industries common stock, cash or a combination thereof, (2) converted directly to cash or (3) exchanged for SAR's or options on Houston Industries common stock.

7.     COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
Following is certain information concerning the Company's obligations under operating leases:

MINIMUM LEASE COMMITMENTS AT DECEMBER 31, 1996 (1)
-------------------------------------------------------------
(thousands of dollars)
-------------------------------------------------------------
             1997                                $    36,500
             1998                                     17,833
             1999                                     15,453
             2000                                     13,362
             2001                                     12,436
             2002 and beyond                          27,492
-------------------------------------------------------------
                Subtotal                             123,076
             Less subleases                             (181)
-------------------------------------------------------------
                Net                              $   122,895
-------------------------------------------------------------

(1) Principally consisting of rental agreements for building space, data processing equipment and vehicles (including major work equipment).

Lease payments related to assets transferred under the Company's leasing arrangements (see "Other Long-Term Financing" included in Note 3) are included in the preceding table for only their primary (non-cancelable) term. Subsequent to the primary term, the Company could terminate its obligations under these arrangements by electing to purchase the relevant assets for an amount approximating fair market value. Total rental expense for all leases was $33.4 million, $48.9 million and $36.8 million in 1996, 1995 and 1994, respectively.

LETTERS OF CREDIT

At December 31, 1996, the Company was obligated under letters of credit incidental to its ordinary business operations totalling approximately $21.7 million.

INDEMNITY PROVISIONS

In June 1993, the Company completed the sale of Louisiana Intrastate Gas Corporation ("LIG"), its former subsidiary engaged in the intrastate pipeline and liquids extraction business, to Equitable Resources, Inc. In December 1992, the Company completed the sale of Arkla Exploration Company

("AEC"), its former subsidiary engaged in oil and gas exploration and production activities, to Seagull Energy Corporation. In June 1991, the Company completed the sale of Dyco Petroleum Company ("Dyco"), the oil and gas exploration and production company acquired in conjunction with the Company's acquisition of Diversified Energies Inc., to Continental Drilling Company, Inc., a subsidiary of Samson Investment Company. In each instance, the relevant sale agreement required the Company to indemnify the purchaser against certain exposures, for which the Company has established reserves based on, among other factors, its estimates of potential claims. These reserves are included in the Company's Consolidated Balance Sheet under the caption "Estimated obligations under indemnification provisions of sale agreements".

SALE OF RECEIVABLES

Certain of the Company's receivables are collateral for receivables which have been transferred pursuant to a sale of receivables facility, see "Sale of Receivables" included in Note 3.

GAS PURCHASE CLAIMS

In conjunction with settlements of "take-or-pay" claims, the Company has prepaid for certain volumes of gas, which prepayments have been recorded at their net realizable value and, to the extent that the Company is unable to realize at least the carrying amount as the gas is delivered and sold, the Company's earnings will be adversely affected, although such impact is not expected to be material. In addition to these prepayments, the Company is a party to a number of agreements which require it to either purchase or sell gas in the future at prices which may differ from then-prevailing market prices or which require it to deliver gas at a point other than the expected receipt point for volumes to be purchased. As discussed under "Credit Risk and Off-Balance-Sheet Risk" following, the Company operates an ongoing risk management program designed to eliminate or limit the Company's exposure from its obligations under these purchase/sale commitments. To the extent that the Company expects that these commitments will result in losses over the contract term, the Company has established reserves equal to such expected losses.

TRANSPORTATION AGREEMENT

The Company had an agreement ("the ANR Agreement") with ANR Pipeline Company ("ANR") which contemplated a transfer to ANR of an interest in certain of the Company's pipeline and related assets, representing capacity of 250 MMcf/day, and pursuant to which ANR had advanced $125 million to the Company. The ANR Agreement has been restructured as a lease of capacity and, after refunds of $50 million and $34 million in 1995 and 1993, respectively, the Company currently retains $41 million (recorded as a liability) in exchange for ANR's use of 130 MMcf/day of capacity in certain of the Company's transportation facilities. The level of transportation will decline to 100 MMcf/day in the year 2003 with a refund of $5 million to ANR and the ANR Agreement will terminate in 2005 with a refund of the remaining balance.

CREDIT RISK AND OFF-BALANCE-SHEET RISK

The Company's gas supply, marketing, gathering and transportation activities subject the Company's earnings to variability based on fluctuations in both the market price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate the financial risk associated with these activities both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company routinely enters into natural gas swaps, futures contracts and options, collectively referred to in this discussion as "derivatives". The use of derivatives for the purpose of reducing exposure to risk is generally referred to as hedging and, through deferral accounting, results in matching the financial impact of these derivative transactions with the cash impact resulting from consummation of the transactions being hedged, see "Accounting for Price Risk Management Activities" included in Note 1.

       The futures contracts are purchased and sold on the NYMEX and generally are used to hedge a portion of the Company's storage gas, manage intra-month and inter-month actual and anticipated short or long commodity positions and provide risk management assistance to certain customers, to whom the cost of the derivative activity is generally passed on as a component of the sales price of the service being provided. Futures contracts are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been material. The options are entered into with various third parties and principally consist of options which serve to limit the year-to-year escalation from January 1998 to April 1999 in the purchase price of gas which the Company is committed to deliver to a distribution affiliate. These options covered 2.4 Bcf, 13.2 Bcf and 30.5 Bcf at December 31, 1996, 1995 and 1994, respectively and, due to their nature and term, have no readily determinable fair market value. The Company previously established a reserve equal to its projected maximum exposure to losses during the term of this commitment and, accordingly, no impact on earnings is expected. The Company also utilizes options in conjunction with meeting customers' needs for custom risk management services and for other limited purposes. The Company had an immaterial amount of such options outstanding at December 31, 1996. The impact of such options was to decrease 1996 earnings by approximately $2.6 million and the effect on prior periods was not material. The swaps, also entered into with various third parties, are principally associated with the Company's marketing and transportation activities and generally require that one party pay either a fixed price or fixed differential from the NYMEX price per MMBtu of gas while the other party pays a price based on a published index. These swaps allow the Company to (1) commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in the cost of the intervening transportation, (2) effectively set the value to be received for transportation of certain volumes on the Company's facilities in the future and (3) effectively fix the base price for gas to be delivered in conjunction with the commitment described preceding. None of these derivatives are held for speculative purposes and the Company's risk management policy requires that positions taken in derivatives be offset by positions in physical transactions (actual or anticipated) or in other derivatives.

       In the table which follows, the term "notional amount" refers to the contract unit price times the contract volume for the relevant derivative category and, in general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When derivative positions are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed. Under such circumstances, gains or losses are deferred and recognized when the underlying commitment or anticipated transaction was scheduled to occur. Following is certain information concerning the Company's derivative activities:

SWAPS (1)
--------------------------------------------------------------------------
(Volumes in Bcf's, dollars in millions)
                         Volume            Volume         Estimated Fair
                        As Fixed          As Fixed         Market Value
December 31,          Price Payor      Price Receiver    Gain (Loss) (2)
--------------------------------------------------------------------------
      1996                      126.6              52.9       $     9.7
      1995                      211.1             141.2            (5.0)
      1994                      131.9             114.1       $   (16.7)
--------------------------------------------------------------------------

FUTURES CONTRACTS (3)
-----------------------------------------------------------------------------------------------
(Volumes in Bcf's, dollars in millions)

                            Purchased                       Sold
                    ---------------------------   --------------------------    Estimated Fair
                                     Notional                     Notional       Market Value
December 31,          Volume          Amount        Volume         Amount       Gain(Loss) (2)
-----------------------------------------------------------------------------------------------
      1996             23.7          $    64.1       13.6          $   40.0          $   0.1
      1995             15.1               29.6        8.2              18.9              3.3
      1994              6.7          $    13.8        1.7          $    2.8          $  (2.9)
-----------------------------------------------------------------------------------------------


(1) The financial impact of these swaps was to increase(decrease) earnings by $(1.0) million, $1.0 million and $2.8 million during 1996, 1995 and 1994, respectively, as swap transactions were matched with hedged transactions during these periods.
(2) Represents the estimated amount which would have been realized upon termination of the relevant derivatives as of the date indicated. The amount which is ultimately charged or credited to earnings is affected by subsequent changes in the market value of these derivatives and, in the case of certain commitments described preceding, no earnings impact is expected due to existing accruals. Swaps associated with these commitments and included in the above totals had fair market values of $2.8 million, $(1.0) million and $(17.6) million at December 31, 1996, 1995 and 1994, respectively.
(3) There was no material financial impact from these futures contracts in 1994 and the effect during 1996 and 1995 was to decrease earnings by $9.3 million and $4.1 million, respectively, as futures transactions were matched with hedged transactions during these periods. At December 31, 1996, the Company had deferred losses of approximately $11.9 million associated with expected sales under "peaking" contracts with certain customers which, in effect, give the customer a "call" on certain volumes of gas. All such losses were recognized in January 1997 when the anticipated transactions were scheduled to occur.

       While, as yet, the Company has experienced no significant losses due to the credit risk associated with these arrangements, the Company has off-balance-sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, the Company enters into such transactions solely with firms of acceptable financial strength, in the majority of cases limiting such transactions to counterparties whose debt securities are rated "A" or better by recognized rating agencies. For long-term arrangements, the Company periodically reviews the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. Should the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise, or to obtain compensatory damages in lieu thereof, but the Company might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, the Company might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Company believes that the risk of incurring a significant loss due to the nonperformance of counterparties to these transactions is minimal.

LITIGATION

On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger between the Company and Houston Industries (see "Merger With Houston Industries" included in Note 1) or to rescind such merger and/or to recover damages in the event that the Transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, that the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

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

ENVIRONMENTAL MATTERS

The Company and its predecessors operated a manufactured gas plant ("MGP") adjacent to the Mississippi River in Minnesota known as the former Minneapolis Gas Works ("FMGW") until 1960. The Company is working with the Minnesota Pollution Control Agency to implement an appropriate remediation plan. There are six other former MGP sites in the Company's Minnesota service territory. Of the six sites, the Company believes that two were neither owned nor operated by the Company; two were owned at one time but were operated by others and are currently owned by others; and one was operated by the Company and is now owned by others. The Company believes it has no liability with respect to the sites it neither owned nor operated.

       At December 31, 1996, the Company has estimated a range of $10 million to $170 million for possible remediation of the Minnesota sites. The low end of the range was determined using only those sites presently owned or known to have been operated by the Company, assuming the Company's proposed remediation methods. The upper end of the range was determined using the sites once owned by the Company, whether or not operated by the Company, using more costly remediation methods. The cost estimates for the FMGW site are based on studies of that site. The remediation costs for other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

       In its 1993 rate case, Minnegasco was allowed $2.1 million annually to recover amortization of previously deferred and ongoing clean-up costs. Any amounts in excess of $2.1 million annually were deferred for future recovery. In its 1995 rate case, Minnegasco asked that the annual allowed recovery be increased to approximately $7 million and that such costs be subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries as described following, plus carrying charges, would be deferred for recovery or refund in the next rate case. Such accounting was approved by the Minnesota Public Utilities Commission ("MPUC") and was implemented effective October 1, 1995. The amount of insurance recoveries to be flowed back to ratepayers is determined by multiplying insurance recoveries received by the ratio of total costs incurred to-date as a percentage of the probable total costs of environmental remediation. At December 31, 1996 and 1995, the Company had under-collected, through rates, net environmental clean-up costs of $1.4 million and $1.3 million, respectively. In addition, at December 31, 1996 and 1995, the Company had received insurance proceeds that will be refunded through rates in the future as clean-up expenditures are made of $4.3 million and $3.3 million, respectively. At December 31, 1996 and 1995, the Company had recorded a liability of $35.9 million and $45.2 million, respectively, to cover the cost of future remediation. In addition, the Company has receivables from insurance settlements of $5.2 million at December 31, 1996. These insurance settlements will be collected through 1999. The Company expects that the majority of its accrual as of December 31, 1996 will be expended within the next five years. In accordance with the provisions of SFAS 71, a regulatory asset has been recorded equal to the liability accrued. The Company is continuing to pursue recovery of at least a portion of these costs from insurers. The Company believes the difference between any cash expenditures for these costs and the amounts recovered in rates during any year will not be material to the Company's overall cash requirements.

       In addition to the Minnesota MGP sites described above, the Company's distribution divisions are investigating the possibility that the Company or predecessor companies may be or may have been associated with other MGP sites in the service territories of the distribution divisions. At the present time, the Company is aware of some plant sites in addition to the Minnesota sites and is investigating certain other locations. While the Company's evaluation of these other MGP sites remains in its preliminary stages, it is likely that some compliance costs will be identified and become subject to reasonable quantification. To the extent that such potential costs are quantified, as with the Minnesota remediation costs for MGP described preceding, the Company expects to provide an appropriate accrual and seek recovery for such remediation costs through all appropriate means, including regulatory relief.

       On October 24, 1994, the United States Environmental Protection Agency advised the Company that MRT and a number of other companies have been named under federal law as potentially responsible parties for a landfill site in West Memphis, Arkansas and may be required to share in the cost of remediation of this site. However, considering the information currently known about the site and the involvement of MRT, the Company does not believe that this matter will have a material adverse effect on its financial position, results of operations or cash flows.

       On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that the Company, through one of its subsidiaries and together with several other unaffiliated entities, had been named under state law as a potentially responsible party with respect to a hazardous substance site in Shreveport, Louisiana and may be required to share in the remediation cost, if any, of the site. However, considering the information currently known about the site and the involvement of the Company and its subsidiaries with respect to the site, the Company does not believe that the matter will have a material adverse effect on its financial position, results of operations or cash flows.

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

       At December 31, 1996 and 1995, the Company had recorded an accrual of $3.3 million (with a maximum estimated exposure of approximately $18 million) and an offsetting regulatory asset for environmental matters in connection with a former fire training facility and a landfill for which future remediation may be required. This accrual is in addition to the accrual for MGP sites as discussed preceding.

       While the nature of environmental contingencies makes complete evaluation impracticable, the Company currently is aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

REPORT OF INDEPENDENT ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS
NORAM ENERGY CORP.

We have audited the consolidated financial statements and financial statement schedule of NorAm Energy Corp. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorAm Energy Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Houston, Texas
March 25, 1997



MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


Management is responsible for the preparation of the Company's financial statements and associated data in conformity with generally accepted accounting principles. Some of the amounts are estimates based on judgment of current conditions and circumstances.

       To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of internal accounting and managerial controls, including review of these controls by our independent accountants and internal audit department who have free access to the Audit Committee of the Board of Directors composed of non-employee directors.

       Management continues to improve its controls in response to changes in business conditions and to assure ethical business practices. The independent accountants have been engaged to examine and express an opinion on the Company's annual consolidated financial statements.

       Management believes that the Company's system of internal accounting and managerial controls, including policies and procedures, provides reasonable assurance that in all material respects assets are safeguarded and financial information is reliable. All information in the annual report is consistent with the financial statements.

QUARTERLY INFORMATION (UNAUDITED)

---------------------------------------------------------------------------------------------------------
(thousands of dollars)                                               1996 Quarter Ended
                                                    March 31 (1)    June 30       Sept. 30      Dec. 31
---------------------------------------------------------------------------------------------------------
Operating revenues                                $   1,417,663 $     891,325 $     899,283 $   1,580,191
=========================================================================================================
Gross profit (2)                                  $     390,121 $     206,328 $     210,784 $     313,275
=========================================================================================================
Operating income                                  $     146,582 $      39,673 $      18,634 $     109,577
=========================================================================================================
Income (loss) before extraordinary item           $      61,197 $       2,335 $      (8,183)$      39,789
Extraordinary item, less taxes (3)                         (278)       (4,455)          477           (24)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                 $      60,919 $      (2,120)$      (7,706)$      39,765
=========================================================================================================
Per Share Data (4)
  Primary:
    Before extraordinary item                     $        0.47 $        0.01 $       (0.06)$        0.29
    Extraordinary item, less taxes                         0.00         (0.04)         0.00          0.00
---------------------------------------------------------------------------------------------------------
      Net income (loss)                           $        0.47 $       (0.03)$       (0.06)$        0.29
=========================================================================================================
  Fully Diluted:
    Before extraordinary item                     $        0.47 $        0.01 $       (0.04)$        0.27
    Extraordinary item, less taxes                         0.00         (0.04)         0.00          0.00
---------------------------------------------------------------------------------------------------------
      Net income (loss)                           $        0.47 $       (0.03)$       (0.04)$        0.27
=========================================================================================================
Weighted average shares outstanding
    Primary                                             124,991       127,006       137,104       137,375
    Fully Diluted                                       124,991       129,195       151,331       151,602
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
(thousands of dollars)                                              1995 Quarter Ended
                                                      March 31      June 30       Sept. 30      Dec. 31
---------------------------------------------------------------------------------------------------------
Operating revenues                                $     888,148 $     565,842 $     542,611 $     968,078
=========================================================================================================
Gross profit (2)                                  $     346,972 $     219,129 $     217,865 $     323,547
=========================================================================================================
Operating income                                  $     134,719 $      27,263 $      16,119 $     109,204
=========================================================================================================
Income (loss) before extraordinary item           $      51,996 $      (7,072)$     (14,284)$      34,889
Extraordinary item, less taxes (3)                          (52)       -             -             -
---------------------------------------------------------------------------------------------------------
Net income (loss)                                 $      51,944 $      (7,072)$     (14,284)$      34,889
Per Share Data (4)
  Primary:
    Before extraordinary item                     $        0.41 $       (0.07)$       (0.13)$        0.26
    Extraordinary item, less taxes                         0.00        -             -             -
---------------------------------------------------------------------------------------------------------
      Net income (loss)                           $        0.41 $       (0.07)$       (0.13)$        0.26
=========================================================================================================
  Fully Diluted:
    Before extraordinary item                     $        0.41 $       (0.07)$       (0.13)$        0.26
    Extraordinary item, less taxes                         0.00        -             -             -
---------------------------------------------------------------------------------------------------------
      Net income (loss)                           $        0.41 $       (0.07)$       (0.13)$        0.26
=========================================================================================================
Weighted average shares outstanding
    Primary                                             122,960       123,735       124,103       124,654
    Fully Diluted                                       122,960       123,735       124,103       124,654
---------------------------------------------------------------------------------------------------------

(1) Includes a pre-tax charge of $22.3 million associated with early retirement and severance costs, see Note 1 of the accompanying Notes to Consolidated Financial Statements.
(2) "Gross profit" is "Operating revenues" less "Cost of natural gas purchased, net".
(3) Net loss on early retirement of debt less taxes, see Note 3 of the accompanying Notes to Consolidated Financial Statements.
(4) Income (loss) from continuing operations per common share is reduced for preferred dividend requirements in periods in which preferred stock was outstanding. Primary earnings per share is computed using the weighted average number of the Company's common shares outstanding during each period. Fully diluted earnings per share, in addition to the weighted average common shares actually outstanding, includes shares resulting from the assumed conversion of the Company's Redeemable Preferred Securities of Subsidiary Trust and the associated earnings increase which would result from such assumed conversion. See also "Earnings per Share" included in Note 1 and "Other Long-Term Financing" included in
       Note 3 of the accompanying Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURES


       None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


       The information appearing under the caption "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement, for the Annual Meeting of Stockholders to be held on May 13, 1997, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "1934 Act") is incorporated herein by reference. See also "Regulation S-K, Item 401(b)" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION


       The information appearing under the caption "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997, to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


       The information appearing under the captions "Voting" and "Election of Directors And Beneficial Ownership of Common Stock For Officers and Directors" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       The information appearing under the caption "Executive Compensation" set forth in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997 to be filed pursuant to Regulation 14A under the 1934 Act is incorporated herein by reference.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS                                                   Page
                                                                              ----
Included under Item 8 are the following financial statements:

Statement of Consolidated Income for the years ended December 31, 1996, 1995
and 1994.                                                                       59


Consolidated Balance Sheet as of December 31, 1996 and 1995.                    60

                                                                                  Page
                                                                                  ----
Statement of Consolidated Stockholders' Equity for the years ended December 31,
1996, 1995 and 1994.                                                               62

Statement of Consolidated Cash Flows for the years ended December 31, 1996, 1995
and 1994.                                                                          63

Notes to Consolidated Financial Statements.                                        64

Report of Independent Accountants.                                                 89

(a)(2)  FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                                    95

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



        *2.1 Agreement and Plan of Merger, dated August 11, 1996, as amended among HI; HL&P; Merger Sub and the Company; incorporated herein by reference to Appendix A of the Joint Proxy
              Statement/Prospectus of HI, HL&P and the Company dated October 29, 1996.


        *3.1 Restated Certificate of NorAm Energy Corp., dated May 31, 1995 as amended, incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.


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

       *4.4 Form of Indenture between the Company and The Bank of New York, as trustee, incorporated herein by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (33-64001)


       *4.5 Form of First Supplemental Indenture, between the Company and The Bank of New York, as trustee, incorporated by reference to
              Exhibit 4.01 to the Company's Current Report on Form 8-K dated June 10, 1996.


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


       *10.12 Incentive Equity Plan, incorporated herein by reference to Appendix B of Proxy Statement, Annual Meeting of Stockholders May 10, 1994.


       *10.13 Non-Employee Director Restricted Stock Plan, incorporated here by reference to Appendix D of Proxy Statement, Annual Meeting of Stockholders May 10, 1994.


       *10.14 Form of Severance Agreement for each of the Chief Executive
              Officer and the four most highly compensated executive officers of the Company (T. Milton Honea, Charles M. Oglesby, Michael B. Bracy, William A. Kellstrom, Hubert Gentry, Jr.) and for 10 other executive officers of the Company, incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

        12    Computation of Ratio of Earnings to Fixed Charges.


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


       (b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT




        None

                               NORAM ENERGY CORP.


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           (IN THOUSANDS OF DOLLARS)

================================================================================================================
                      COLUMN A                      COLUMN B             COLUMN C       COLUMN D     COLUMN E
----------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                                                -----------------------
                                                    BALANCE AT   CHARGED TO   CHARGED TO              BALANCE AT
                                                    BEGINNING    COSTS AND     OTHER                    END
                     DESCRIPTION                    OF PERIOD    EXPENSES     ACCOUNTS  DESCRIPTION   OF PERIOD
----------------------------------------------------------------------------------------------------------------
      Reserves which are deducted in the balance
        sheet from assets to which they apply:

        (a)  Allowance for Doubtful Accounts
             Receivable
                Year ended December 31, 1996       $  11,117   $  12,364   $   3,189    $  13,647   $  13,023

                Year ended December 31, 1995       $  12,604   $  10,315   $    (470)   $  11,332   $  11,117
                Year ended December 31, 1994       $  11,296   $  11,957   $   1,771    $  12,420   $  12,604

        (b)  Deferred Tax Asset Valuation
             Allowance
                Year ended December 31, 1996       $   6,188   $     573   $    --      $    --     $   6,761

                Year ended December 31, 1995       $   5,974   $     214   $    --      $    --     $   6,188
                Year ended December 31, 1994       $  10,023   $    --     $    --      $   4,049   $   5,974

                                   SIGNATURES





       Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NORAM ENERGY CORP.
                                           (Registrant)

                                           By /s/ T. Milton Honea
                                              --------------------------------
                                              (T. Milton Honea)
                                              Chairman of the Board, President
                                              and Chief Executive Officer

                                           By /s/ Michael B. Bracy
                                              --------------------------------
                                              (Michael B. Bracy)
                                              Executive Vice President
                                              (Principal Financial Officer)

                                           By /s/ Jack W. Ellis, II
                                              --------------------------------
                                              (Jack W. Ellis, II)
                                              Vice President and
                                              Corporate Controller
                                              (Principal Accounting Officer)
Date:  March 27, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                    Date
       ---------                       -----                    ----

 /s/ T. MILTON  HONEA                Director                March 27, 1997
-----------------------
(T. Milton Honea)

/s/ MICHAEL  B. BRACY                Director
-----------------------
(Michael B. Bracy)

JOE E. CHENOWETH*                    Director
-----------------------
(Joe E. Chenoweth)

O. HOLCOMBE CROSSWELL*               Director
-----------------------
(O. Holcombe Crosswell)

WALTER  A. DeROECK*                  Director
-----------------------
(Walter A. DeRoeck)

MICKEY  P. FORET*                    Director
-----------------------
(Mickey P. Foret)

JOSEPH M. GRANT*                     Director
-----------------------
(Joseph M. Grant)

ROBERT C. HANNA*                     Director
-----------------------
(Robert C. Hanna)

W. JEFFREY HART*                     Director
-----------------------
(W. Jeffrey Hart)

WELDON H. JOHNSON*                   Director
-----------------------
(Weldon H. Johnson)

MYRA  JONES*                         Director
-----------------------
(Myra Jones)

BRUCE W. WILKINSON*                  Director
-----------------------
(Bruce W. Wilkinson


*By /s/ T. MILTON  HONEA                                 March 27, 1997
    ---------------------------
   (T. Milton Honea
   Attorney-in-Fact)

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 1-3751

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
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                (713) 654-5699
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




                                   EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                 DESCRIPTION OF EXHIBITS                          PAGES
------                 -----------------------                          -----
*       (Asterisk indicates exhibits incorporated by reference herein).

*2.1 Agreement and Plan of Merger, dated August 11, 1996, as amended among HI; HL&P; Merger Sub and the Company; incorporated herein by reference to Appendix A of the Joint Proxy Statement/Prospectus of HI, HL&P and the Company dated October 29, 1996.

 *3.1   Restated Certificate of NorAm Energy Corp., dated May 31,
        1995 as amended, incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.

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

 *4.4   Form of Indenture between the Company and The Bank of
        New York, as trustee, incorporated herein by reference to Exhibit
        4.8 to the Company's Registration Statement on Form S-3 (33-64001).

 *4.5   Form of First Supplemental Indenture, between the Company and
        The Bank of New York, as trustee, incorporated by reference to
        Exhibit 4.01 to the Company's Current Report on Form 8-K dated June 10, 1996.

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

*10.12 Incentive Equity Plan, incorporated herein by reference to Appendix B of Proxy Statement, Annual Meeting of
        Stockholders May 10, 1994.

*10.13 Non-Employee Director Restricted Stock Plan, incorporated herein by reference to Appendix D of Proxy Statement, Annual meeting of Stockholders May 10, 1994.

*10.14  Form of Severance Agreement for each of the Chief Executive
        Officers and the four most highly compensated executive officers of the Company (T. Milton Honea, Charles M.
        Oglesby, Michael B. Bracy, William A. Kellstrom, Hubert
        Gentry, Jr.) and for 10 other executive officers of the Company, incorporated herein by reference to Exhibit 99.2 to the Company's
        Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1996.

 12     Computation of Ratio of Earnings to Fixed Charges.

 21     Subsidiaries of the Company.

 23     Consent of Coopers & Lybrand L.L.P.

 24     Powers of Attorney from each Director of NorAm Energy
        Corp. whose signature is affixed to this  Form 10-K.

 27     Financial Data Schedule