Form 10-Q
period 1997-03-31
NORAM ENERGY CORP
filed 1997-05-13
CIK 7314

Page 1 of 33


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1997


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

                                    Yes x No


                    Outstanding Common Stock, $.625 Par Value
                          at May 9, 1997 - 138,236,643


                        Exhibit Index Appears on Page 32

                                      INDEX

                                                                           Page

Part I.  Financial Information                                               3

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - March 31, 1997 and 1996
                    and December 31, 1996                                    4

                  Consolidated Statement of Income - Three Months Ended
                    March 31, 1997 and 1996                                  6

                  Statement of Consolidated Cash Flows - Three Months Ended
                    March 31, 1997 and 1996                                  7

                  Notes to Consolidated Financial Statements                 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       13

Part II. Other Information

         Item 1.  Legal Proceedings                                         32

         Item 6.  Exhibits and Reports on Form 8-K                          32

Signature                                                                   33

                          Part I. Financial Information

Item 1.  Financial Statements

         The consolidated financial statements of NorAm Energy Corp. and Subsidiaries ("the Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996.



                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)

ASSETS                                                            March 31             December 31              March 31
------
                                                                    1997                   1996                   1996
                                                              ------------------    -------------------    -------------------
Property, Plant and Equipment
  Natural Gas Distribution                                          $ 2,170,887            $ 2,158,013            $ 2,079,057
  Interstate Pipelines                                                1,684,073              1,685,959              1,672,136
  Energy Marketing and Gathering                                        258,795                252,509                229,596
  Other                                                                  21,058                 20,150                 18,138
                                                              ------------------    -------------------    -------------------
                                                                      4,134,813              4,116,631              3,998,927
  Less:  Accumulated depreciation and amortization                    1,700,136              1,675,576              1,595,742
                                                              ------------------    -------------------    -------------------
                                                                      2,434,677              2,441,055              2,403,185


Investments and Other Assets
  Goodwill, net                                                         463,392                466,938                477,578
  Prepaid pension asset                                                  49,700                 45,390                 48,849
  Investment in Itron, Inc.                                              28,548                 26,670                 67,239
  Regulatory asset for environmental costs                               37,019                 39,152                 45,650
  Gas purchased in advance of delivery                                   32,638                 34,895                 34,708
  Other                                                                  16,522                 32,200                 21,139
                                                              ------------------    -------------------    -------------------
                                                                        627,819                645,245                695,163


Current Assets
  Cash and cash equivalents                                              34,599                 27,981                 22,774
  Accounts and notes receivable, principally
    customer (Note F)                                                   752,849                696,982                467,701
  Deferred income taxes                                                  21,266                 10,495                 14,084
  Inventories
    Gas in underground storage                                           24,912                 70,651                  8,233
    Materials and supplies                                               30,777                 30,595                 29,701
    Other                                                                   688                    631                    371
  Deferred gas cost                                                     (6,390)                    231               (16,866)
  Gas purchased in advance of delivery                                    6,200                  6,200                  6,200
  Other current assets                                                    8,032                 14,561                  9,749
                                                              ------------------    -------------------    -------------------
                                                                        872,933                858,327                541,947


Deferred Charges                                                         55,501                 72,850                 47,461
                                                              ------------------    -------------------    -------------------


TOTAL ASSETS                                                        $ 3,990,930            $ 4,017,477            $ 3,687,756
                                                              ==================    ===================    ===================

             The Notes to Consolidated Financial Statements are an
                        integral part of this statement.


                       NorAm Energy Corp. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                            (in thousands of dollars)
                                   (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                March 31            December 31            March 31
------------------------------------
                                                                      1997                 1996                  1996
                                                               -------------------   ------------------    -----------------

Stockholders' Equity
  Preferred stock                                                         -                     -               $   130,000
  Common stock                                                        $    86,393         $     86,193               78,281
  Paid-in capital                                                       1,004,810            1,001,053              884,152
  Accumulated deficit                                                   (227,687)            (286,703)            (286,683)
  Unrealized gain on investment, net of tax                                 1,204                    5               25,844
                                                               -------------------   ------------------    -----------------
    Total Stockholders' Equity                                            864,720              800,548              831,594

Company-Obligated Mandatorily Redeemable
  Convertible Preferred Securities of Subsidiary
  Trust Holding Solely $177.8 Million Principal
  Amount of 6.25% Convertible Subordinated
  Debentures Due 2026 of NorAm Energy Corp.                               164,427              167,768            -

Long-Term Debt, Less Current Maturities                                 1,047,469            1,054,221            1,467,524

Current Liabilities
  Current maturities of long-term debt                                    278,000              277,000               48,750
  Notes payable to banks                                                   87,000              115,000            -
  Receivables facility (Note F)                                           225,000            -                    -
  Accounts payable, principally trade                                     478,348              762,164              482,588
  Income taxes payable                                                     44,757               11,684               45,148
  Interest payable                                                         30,772               31,928               30,876
  General taxes                                                            49,941               51,082               48,149
  Customers' deposits                                                      35,841               35,711               35,611
  Other current liabilities                                                76,424              113,628               91,514
                                                               -------------------   ------------------    -----------------
                                                                        1,306,083            1,398,197              782,636

Other Liabilities and Deferred Credits
  Accumulated deferred income taxes                                       339,363              320,506              316,479
  Estimated environmental remediation costs                                37,019               39,152               45,650
  Payable under capacity lease agreement                                   41,000               41,000               41,000
  Supplemental retirement and deferred compensation                        40,392               39,640               39,079
  Estimated obligations under indemnification
    provisions of sales agreements                                         22,018               29,098               34,013
  Refundable excess deferred income taxes                                  17,658               17,946               19,885
  Other                                                                   110,781              109,401              109,896
                                                               -------------------   ------------------    -----------------
                                                                          608,231              596,743              606,002


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,990,930          $ 4,017,477          $ 3,687,756
                                                               ===================   ==================    =================

              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.



                       NorAm Energy Corp. and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
               (in thousands of dollars except per share amounts)
                                   (unaudited)


                                                                           Three Months
                                                                          Ended March 31
                                                                  -------------------------------
                                                                       1997            1996
                                                                  ---------------  --------------

Operating Revenues                                                   $ 1,924,182     $ 1,417,663

Operating Expenses
  Cost of natural gas purchased, net                                   1,579,178       1,027,542
  Operating, maintenance, cost of sales & other                          127,640         150,849
  Depreciation and amortization                                           35,988          35,710
  Taxes other than income taxes                                           36,155          34,636
  Early retirement and severance (Note C)                               -                 22,344
                                                                  ---------------  --------------
                                                                       1,778,961       1,271,081

Operating Income                                                         145,221         146,582

Other (Income) and Deductions
  Interest expense, net (Note F)                                          35,472          36,170
  Dividend requirement on preferred securities
    of subsidiary trust                                                    2,705         -
  Other, net (Note C)                                                    (6,309)           3,427
                                                                  ---------------  --------------
                                                                          31,868          39,597

Income Before Income Taxes                                               113,353         106,985

Provision for Income Taxes                                                44,943          45,788
                                                                  ---------------  --------------

Income Before Extraordinary Item                                          68,410          61,197

Extraordinary gain (loss) on early
   retirement of debt, less taxes                                            237           (278)
                                                                  ---------------  --------------
Net Income                                                                68,647          60,919
  Preferred dividend requirement                                        -                  1,950
                                                                  ---------------  --------------
Earnings Available to Common Stock                                 $      68,647    $     58,969
                                                                  ===============  ==============

Per Share Data:
  Primary:
    Before extraordinary item                                           $   0.50        $   0.47
    Extraordinary item, less taxes                                          0.00            0.00
                                                                  ---------------  --------------
       Earnings per Common Share                                        $   0.50        $   0.47
                                                                  ===============  ==============
  Fully Diluted:
    Before extraordinary item                                           $   0.46        $   0.47
    Extraordinary item, less taxes                                          0.00            0.00
                                                                  ---------------  --------------
       Earnings per Common Share                                        $   0.46        $   0.47
                                                                  ===============  ==============

Average Common Shares
  Outstanding (in thousands)
    Primary                                                              137,956         124,991
    Fully diluted                                                        152,183         124,991
Cash Dividends per Common Share                                         $   0.07        $   0.07

              The Notes to Consolidated Financial Statements are an
                        integral part of this statement.



                       NorAm Energy Corp. and Subsidiaries
                      STATEMENT OF CONSOLIDATED CASH FLOWS
               Increase(Decrease) in Cash and Cash Equivalents (1)
                            (in thousands of dollars)
                                   (unaudited)
                                                                                     Three Months
                                                                                    Ended March 31
                                                                          ------------------------------------
                                                                               1997                1996
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  68,647           $  60,919
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization                                                35,988              35,710
      Early retirement and severance, less cash costs (Note C)                   -                     12,941
      Deferred income taxes                                                         7,360               6,541
      Extraordinary (gain) loss, less taxes                                         (237)                 278
      Other                                                                           905                 885
  Changes in certain assets and liabilities, net of noncash transactions:
      Accounts and notes receivable, principally customer (Note F)                179,133           (131,922)
      Inventories                                                                  45,500              48,677
      Deferred gas costs                                                            6,621              29,885
      Other current assets                                                          6,529              15,747
      Accounts payable, principally trade                                       (249,848)              18,850
      Income taxes payable                                                         33,073              39,811
      Interest payable                                                            (1,156)             (7,854)
      General taxes                                                               (1,141)               (171)
      Customers' deposits                                                             130                (40)
      Other current liabilities                                                  (37,204)            (11,631)
      Recoveries under gas contract disputes                                        3,300               7,200
                                                                          ----------------    ----------------
        Net cash provided by operating activities                                  97,600             125,826
                                                                          ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (26,700)            (25,200)
  Other, net                                                                        4,987               2,447
                                                                          ----------------    ----------------
        Net cash used in investing activities                                    (21,713)            (22,753)
                                                                          ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term debt                                (5,515)            (77,678)
  Increase (decrease) in overdrafts                                              (16,123)               1,968
  Other interim debt repayments                                                  (28,000)            (10,000)
  Decrease in receivables facility (Note F)                                      (10,000)            -
  Issuance of common stock under Direct Stock Purchase Plan                      -                      2,761
  Common and preferred stock dividends (Note E)                                   (9,631)            (10,661)
                                                                          ----------------    ----------------
        Net cash used in financing activities                                    (69,269)            (93,610)
                                                                          ----------------    ----------------

Net increase in cash and cash equivalents                                           6,618               9,463
      Cash and cash equivalents - beginning of period                              27,981              13,311
                                                                          ----------------    ----------------

      Cash and cash equivalents - end of period                                 $  34,599           $  22,774
                                                                          ================    ================


(1) All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

  SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash interest payments, net of capitalized interest                        $   36,120          $   43,891
     Net cash income tax payments                                               $    3,770          $       94


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

B. On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries" or "HI"), Houston Lighting & Power Company ("HL&P") and a newly formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly-owned subsidiary of HII (as defined following). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). Consideration for the purchase of the Company's common stock would be a combination of cash and shares of HI common stock, valued at approximately $3.8 billion, consisting of approximately $2.4 billion for the Company's common stock and equivalents and approximately $1.4 billion in assumption of the Company's debt. Additional information concerning the Merger Agreement is contained in the Joint Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996 ("the Proxy/Prospectus").

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

     In early February 1997, the Federal Energy Regulatory Commission ("the FERC" or "the Commission") issued an order ("the Initial Order") advising the Company that the Transaction "...may require Commission approval pursuant to section 203 of the FPA" (the "FPA" refers to the Federal Power
     Act), and directing the Company to file a response within 30 days of the Initial Order either "...(1) providing arguments as to why the transaction does not require Commission authorization under section 203 or (2) an application under section 203". In early March 1997, the Company filed a response to the Initial Order stating its view that the FERC does not have jurisdiction over the Transaction. Although such response disclaimed any FERC jurisdiction over the Transaction, it also indicated that one option being considered was to file an application with the FERC for approval of the Transaction in anticipation of an expedited review under the FERC's newly-issued merger policy guidelines. On March 27, 1997, the Company filed an application under section 203 of the FPA (Docket No. EC97-24-000) seeking FERC approval of the Transaction, although continuing to assert its position that such approval is not required. On April 30, 1997, the FERC issued an additional order ("the Jurisdiction Order") in which it found that "...the proposed merger involves the disposition of NorAm's [NorAm Energy Services] jurisdictional facilities via a change of control of those facilities and, thus, falls within the jurisdiction of the Commission under section 203 of the FPA."

     The Company continues to believe that the Transaction will be completed as contemplated although, in light of the pending regulatory issues as set forth preceding, the Company cannot predict with any degree of certainty when the Transaction will be consummated.

C. Following are components of and information concerning certain line items from the accompanying consolidated financial statements:

     Operating  Revenues and Cost of Natural Gas Purchased,  Net

     The significant increases in "Operating Revenues" and "Cost of natural gas purchased, net" in the Company's Consolidated Statement of Income from the first quarter of 1996 to the first quarter of 1997 are principally due to the increased level of the Company's energy marketing activities, see "Wholesale Energy Marketing" and "Retail Energy Marketing" under "Material Changes in the Results of Continuing Operations" included with "Management Analysis" in the Company's 1996 Report on Form 10-K and "Energy Marketing and Gathering" under "Material Changes in the Results of Operations" included with "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

     Early  Retirement  and  Severance

     During the first quarter of 1996, the Company instituted a reorganization plan affecting its NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT") subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) the Company's Entex division instituted an early retirement program which was accepted by approximately 100 employees and
     (2) the Company's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a pre-tax charge of approximately $22.3 million (approximately $13.4 million or $0.10 per share after tax), which pre-tax amount is reported in the accompanying Statement of Consolidated Income as "Early retirement and severance".

     Other, Net

     "Other, net" for the three months ended March 31, 1997 includes the impact of the close-out of certain interest rate swaps, and the comparison of "Other, net" between periods is affected by the adoption of a new accounting standard, see Note F.

     Provision for Income Taxes

     "Provision for Income Taxes" in the Company's Consolidated Statement of Income includes the following:

                                                   Three Months
                                                   Ended March 31
                                            -------------------------------
                                                1997             1996
                                            -------------    --------------
                                               (millions of dollars)
      Federal
        Current                               $   34.8         $   33.3
        Deferred                                   6.9              4.4
        Investment tax credit                     (0.2)            (0.1)
      State
        Current                                    2.9              6.1
        Deferred                                   0.5              2.1
                                              =============    ==============
                                              $   44.9         $   45.8
                                              =============    ==============

     Investments and Other Assets

     At May 6, 1997, the Company's investment in Itron, Inc. common stock had increased to $35.1 million and its unrealized gain to $5.4 million (net of tax of $3.1 million). As discussed in the Company's 1996 Report on Form 10-K, the market for this security has limited liquidity.

     Inventories

     The decrease in "Gas in underground storage" from December 31, 1996 to March 31, 1997 is principally a normal seasonal fluctuation.


    Retirements and Reacquisitions of Long-Term Debt

                                                                           Three Months
                                                                          Ended March 31
                                                                  --------------------------------
                                                                      1997              1996
                                                                  --------------    --------------
                                                                       (millions of dollars)
    Reacquisition of 6% Debentures Due 2012                           $  5.7               -
    Reacquisition of 9.875% Series Due 2018                              -            $    7.4
    Retirement, at maturity, of Medium-Term Notes,
      weighted average interest rate of 9.27%                            -                70.0
    Net loss (gain) on reacquisition of debt, less taxes                (0.2)              0.3
                                                                  --------------    --------------
                                                                      $  5.5           $  77.7
                                                                  ==============    ==============

D. As further discussed in the Company's 1996 Report on Form 10-K, in early 1997, the Company learned that four consortiums ("the Consortiums"), each of which included the Company, were the successful bidders for the right to build and operate natural gas distribution facilities in each of four defined service areas ("the Concessions") within Colombia. Contracts, which extend through the year 2014 and grant the exclusive right to distribute gas to consumers of less than 500 Mcf per day (and the right to compete for other customers), were awarded in April 1997.

E. Primary earnings per share is computed using the weighted average number of shares of the Company's Common Stock ("Common Stock") actually outstanding during each period presented. Outstanding options for purchase of Common Stock, the Company's only "common stock equivalent" as that term is defined in the applicable authoritative accounting literature, have been excluded due to either (1) the fact that the options would have been anti-dilutive if exercised or (2) the immaterial impact which would result from the exercise of those options which are currently exercisable and would be dilutive if exercised. Fully diluted earnings per share, in addition to the actual weighted average common shares outstanding, assumes the conversion, beginning with its issuance date of June 17, 1996, of the 3,450,000 shares of the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures Due 2026 of NorAm Energy Corp. ("the Trust Preferred") at a conversion rate of 4.1237 shares of Common Stock for each share of the Trust Preferred (resulting in the assumed issuance of a total of 14,226,765 shares of Common Stock), and reflects the increase in earnings from the cessation of the dividends on the Trust Preferred (net of the related tax benefit) which would result from such assumed conversion. For the three months ended March 31, 1997, this assumed earnings increase was approximately $1.6 million, net of related tax benefit of approximately $1.1 million. The Company's 6% Convertible Subordinated Debentures due 2012 and the Company's $3.00 Series A Preferred Stock (prior to its June 1996 exchange), due to their exchange rates, are anti-dilutive and are therefore excluded from all earnings per share calculations. During the periods in which the Company's $3.00 Convertible Exchangeable Preferred Stock, Series A was outstanding, earnings per share from continuing operations is calculated after reduction for the preferred stock dividend requirement associated with such security.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 128 replaces the current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as that term is defined in the applicable authoritative literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. Diluted EPS is very similar to fully diluted EPS, differing only in technical ways which do not currently affect the Company.

F. As further discussed in the Company's 1996 Report on Form 10-K, under an August 1996 agreement ("the Receivables Facility"), the Company transfers (to a third party) an undivided interest in a pool of accounts receivable with limited recourse and subject to a floating interest rate provision.
     The maximum amount allowed under the Receivables Facility was $235.0 million until late April 1997, at which time the Company was allowed to increase the maximum to $300 million, pending completion of a formal amendment. The total interest in the Company's receivables transferred pursuant to the Receivables Facility but not yet collected was approximately $225.0 million, $235.0 million and $193.3 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. "Interest expense, net" for the three months ended March 31, 1997 includes approximately $3.0 million of costs associated with the Receivables
     Facility, while a similar amount is included in "Other, net" in the corresponding period of 1996, see the discussion following. At March 31, 1997, approximately $32.7 million of the Company's receivables were collateral for amounts received pursuant to the Receivables Facility and, at April 30, 1997, an interest in $300.0 million of the Company's receivables had been transferred.

     As discussed in the Company's 1996 Report on Form 10-K, in March 1997, the Company closed out the $200.0 million of swaps which had been serving as hedges of its anticipated April 1997 debt refinancing, receiving cash proceeds of approximately $8.7 million. As discussed in the Company's 1996 Report on Form 10-K, based on the Company's expected utilization of a smaller, shorter-term refinancing vehicle, approximately $1.0 million of such proceeds will serve to reduce the effective interest rate on the debt to be issued, and the balance was credited to earnings in March 1997, reported as a component of "Other, net" in the Company's Statement of Consolidated Income.

     As further described in the Company's 1996 Report of Form 10-K, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective as of January 1, 1997 (SFAS 125 does not allow retroactive application). Therefore, for periods prior to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows From Operating Activities" in the Company's Statement of Consolidated Cash Flows, (2) receivables transferred pursuant to the Receivables Facility are deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet and (3) the costs associated with utilization of the Receivables Facility are reported as "Loss on sale of accounts receivable", a component of "Other, net", included under "Other (Income) and Deductions" in the Company's Statement of Consolidated Income. Subsequent to January 1, 1997,
     (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows from Financing Activities" in the Company's Statement of Consolidated Cash Flows, (2) amounts received pursuant to the Receivables Facility are not deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet but, rather, such amounts are reported as short-term debt, and (3) the costs associated with utilization of the Receivables Facility are included with "Interest expense, net" in the Company's Statement of Consolidated Income.

     Therefore, due to the different balance sheet classification of amounts transferred pursuant to the Receivables Facility as described preceding, the cash flow impacts reported as "Accounts and notes receivable, principally customer" and "Decrease in receivables facility" in the Company's Statement of Consolidated Cash Flows for the three months ended March 31, 1997 are not equal to the changes in the associated balance sheet captions from December 31, 1996 to March 31, 1997. Instead, such impacts have been calculated as if the change in balance sheet classification had been in effect at the beginning of the period, resulting in cash flow impacts which are not affected by the change in classification.

G. As more fully described in the Company's 1996 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

     In addition, the Company has identified sites with possible mercury contamination based on the type of facilities located on these sites. The Company has not confirmed the existence of contamination at these sites, nor has any federal, state or local governmental agency imposed on the Company an obligation to investigate or remediate existing or potential mercury contamination. To the extent that any compliance costs are ultimately identified and quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

     On October 24, 1994, the United States Environmental Protection Agency advised MRT that it had been named a potentially responsible party under federal law with respect to a landfill site in West Memphis, Arkansas, see Note H.

     On December 18, 1995, the Louisiana Department of Environmental Quality advised the Company that it had been named a potentially responsible party under state law with respect to a hazardous substance site in Shreveport, Louisiana, see Note H.

     While the nature of environmental contingencies makes complete evaluation impractical, the Company is currently aware of no other environmental matter which could reasonably be expected to have a material impact on its results of operations, financial position or cash flows.

H. On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger between the Company and Houston Industries (see Note B) or to rescind such merger and/or to recover damages in the event that the Transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

         NorAm Energy Corp., referred to herein together with its consolidated subsidiaries and divisions (all of which are wholly owned) as "NorAm" or "the Company", principally conducts operations in the natural gas industry, including gathering, transmission, marketing, storage and distribution which, collectively, account for in excess of 90% of the Company's total revenues, income or loss and identifiable assets. The Company also makes sales of electricity, non-energy sales and provides certain non-energy services, principally to certain of its retail gas distribution customers. The reader is directed to the Company's 1996 Report on Form 10-K for additional information concerning the Company's various business activities and a discussion of the Company's significant accounting policies.

                   Merger With Houston Industries Incorporated

         On August 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Houston Industries Incorporated ("Houston Industries" or "HI"), Houston Lighting & Power Company ("HL&P") and a newly-formed Delaware subsidiary of Houston Industries ("HI Merger, Inc."). Under the Merger Agreement, the Company would merge with and into HI Merger, Inc. and would become a wholly-owned subsidiary of HII (as defined following). Houston Industries would merge with and into HL&P, which would be renamed Houston Industries Incorporated ("HII") (the term "Transaction" refers to the business combination between Houston Industries and the Company). Consideration for the purchase of the Company's common stock would be a combination of cash and shares of HI common stock, valued at approximately $3.8 billion, consisting of approximately $2.4 billion for the Company's common stock and equivalents and approximately $1.4 billion in assumption of the Company's debt. Additional information concerning the Merger Agreement is contained in the Joint Proxy Statement/Prospectus of Houston Industries, HL&P and the Company dated October 29, 1996 ("the Proxy/Prospectus").

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

         In early February 1997, the Federal Energy Regulatory Commission ("the FERC" or "the Commission") issued an order ("the Initial Order") advising the Company that the Transaction "...may require Commission approval pursuant to section 203 of the FPA" (the "FPA" refers to the Federal Power Act), and directing the Company to file a response within 30 days of the Initial Order either "...(1) providing arguments as to why the transaction does not require Commission authorization under section 203 or (2) an application under section 203". In early March 1997, the Company filed a response to the Initial Order stating its view that the FERC does not have jurisdiction over the Transaction. Although such response disclaimed any FERC jurisdiction over the Transaction, it also indicated that one option being considered was to file an application with the FERC for approval of the Transaction in anticipation of an expedited review under the FERC's newly-issued merger policy guidelines. On March 27, 1997, the Company filed an application under section 203 of the FPA (Docket No. EC97-24-000) seeking FERC approval of the Transaction, although continuing to assert its position that such approval is not required. On April 30, 1997, the FERC issued an additional order ("the Jurisdiction Order") in which it found that "...the proposed merger involves the disposition of NorAm's [NorAm Energy Services] jurisdictional facilities via a change of control of those facilities and, thus, falls within the jurisdiction of the Commission under section 203 of the FPA."

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

International Activities

         In early 1997, the Company learned that four consortiums ("the Consortiums"), each of which included the Company, were the successful bidders for the right to build and operate natural gas distribution facilities in each of four defined service areas ("the Concessions") within Colombia. Contracts, which extend through the year 2014 and grant the exclusive right to distribute gas to consumers of less than 500 Mcf per day (and the right to compete for other customers), were awarded in April 1997.

Dividend Declaration

     On May 13, 1997, the Company's Board of Directors declared dividends of $0.07 per share on common stock payable June 13 to owners of record on May 23, 1997.

                               Regulatory Matters

         The FERC accepted NorAm Gas Transmission Company's ("NGT's") 5th annual FERC Order 528 filing (Docket No. RP97-274) effective April 1, 1997, which retained the $0.03 per MMBtu commodity surcharge for continued recovery of 75% of eligible take-or-pay costs, to the extent that collection of such costs is supported by market conditions. The recovery of these costs, which commenced in 1992, will continue through the year 2002 although, as a result of the discontinuance of the application of SFAS 71 to NGT as described in the Company's 1996 Report on Form 10-K, no asset has been recorded in anticipation of recovery.

         On November 1, 1996, both Mississippi River Transmission Corporation ("MRT") and NGT filed to revise their FERC tariffs, incorporating the Gas Industry Standards Board standards in compliance with FERC Order 587 (Docket No. RM96-1). These filings set forth each company's standard procedures for business practices supporting nominations, allocations, balancing, measurement, invoicing, capacity release, and standardization of electronic communications between pipelines and their customers. Pursuant to a FERC acceptance order, both NGT and MRT revised and refiled specified sections of these tariffs in February 1997. Further revisions were made and filed in May 1997 to satisfy a second compliance order. NGT and MRT also made filings in May 1997 to comply with additional standards issued in FERC Order 587-C. These standards are effective November 1997, except for the internet standards which are effective August 1997.

         In April 1996, MRT filed a FERC Section 4 rate case (Docket No. RP96-199) pursuant to the settlement entered into in MRT's last rate case (Docket No. RP93-4). MRT's proposed tariff rates would increase revenues derived from jurisdictional service by $14.7 million annually. Motion rates, subject to refund, were implemented October 1, 1996. As a result of a prehearing conference in December 1996, another procedural schedule was established, setting a hearing date of July 29, 1997. On April 30, 1997, MRT filed its rebuttal testimony which revised the increase in revenue from $14.7 million to $9.9 million.

         The Oklahoma Corporation Commission has initiated a rulemaking proceeding on the unbundling of gas utility services and the restructuring of the gas industry. The rules will be developed by the parties to the proceeding throughout the remainder of 1997, with Oklahoma legislative approval and subsequent implementation scheduled to occur by the summer of 1998. Arkla and NGT are participating in this proceeding but, as yet, it is unclear what the final rules will contain or what degree of financial impact, if any, there will be on the Company.

                  Material Changes in the Results of Operations

         The Company's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and, accordingly, the results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year. As discussed in the Company's 1996 Report on Form 10-K, however, (1) the Company's regulated businesses have obtained rate design changes which have lessened the seasonality of the Company's results of operations and further such changes may occur and (2) the Company is seeking to derive a larger portion of its earnings from businesses which exhibit less earnings seasonality. In addition to the demand for and price of natural gas, the Company's results of operations are significantly affected by regulatory actions (see the discussion of regulatory matters in the Company's 1996 Report on Form 10-K and "Regulatory Matters" elsewhere herein), competition and, below the operating income line, by (1) the level of borrowings and interest rates thereon and (2) income tax expense, see "Non-Operating Income and Expense" elsewhere herein.

         For purposes of discussing its results of operations, the Company previously segregated its business activities into (1) Natural Gas Distribution,
(2)  Interstate  Pipelines,  (3)  Wholesale  Energy  Marketing,  (4) Natural Gas
Gathering, (5) Retail Energy Marketing and (6) Corporate and Other. In recognition of emerging industry practice as well as (1) the increasing convergence of the business activities of the Company's two energy marketing units, (2) the size of the Company's natural gas gathering business relative to the Company's overall level of business activities and to the Company's other business units and (3) the significantly different risks, issues and targeted customers associated with certain activities (principally home care services) previously included with Retail Energy Marketing, the Company has determined that its business activities are more appropriately reported and discussed utilizing the following structure: (1) Natural Gas Distribution, (2) Interstate Pipelines, (3) Energy Marketing and Gathering and (4) Corporate and Other. The results of operations for Natural Gas Distribution and Interstate Pipelines have not changed from previously reported amounts and, due to the relatively immaterial earnings impact associated with the non-energy-marketing activities which were previously reported with Retail Energy Marketing but have been reclassified to Corporate and Other, the operating results for Energy Marketing and Gathering do not differ materially from the sum of the operating results for the three previously reported business units which are its principal components.

         Following is certain information concerning the Company's operating income by business unit, followed by detailed discussions of quarter-to-quarter operating results by individual business unit.

                                                     Three Months
                                                    Ended March 31                 Increase(Decrease)
                                             ------------------------------
                                                                               ----------------------------
                                                 1997             1996              $               %
                                             -------------    -------------    ------------    ------------
Operating Income(Loss)                           (millions of dollars)
  Natural Gas Distribution (1)                  $ 112.7          $ 122.4          $ (9.7)          (7.9)%
  Interstate Pipelines (1)                         38.8             30.8             8.0           26.0%
  Energy Marketing and Gathering                    0.7             21.5           (20.8)         (96.7)%
  Corporate and Other (2)                          (7.0)            (5.8)           (1.2)         (20.7)%
                                             -------------    -------------    ------------
                                                  145.2            168.9           (23.7)         (14.0)%
  Early Retirement and Severance (3)                -              (22.3)           22.3          100.0%
                                             -------------    -------------    -----------
    Consolidated                                $ 145.2          $ 146.6          $ (1.4)          (1.0)%
                                             =============    =============    ============

(1) In 1996, before expenses for early retirement and severance, see (3) following.
(2) Includes approximately $3.6 million of goodwill amortization in each quarter presented.
(3) During the first quarter of 1996, the Company recorded significant charges associated with staffing reductions in "Natural Gas Distribution" and "Interstate Pipelines", see the individual discussions of the results of operations for these business units following.

NATURAL GAS DISTRIBUTION

         As more fully described in the Company's 1996 Report on Form 10-K, the Company's natural gas distribution business is conducted by its Entex, Minnegasco and Arkla divisions, collectively referred to herein as "Distribution" or "Natural Gas Distribution". Certain issues exist with respect to environmental matters, see "Contingencies" elsewhere herein.

         During the first quarter of 1996, approximately 100 employees of Entex accepted an early retirement program and approximately 25 positions were eliminated at Minnegasco as a result of the reorganization of certain functions, resulting in a total pre-tax charge of approximately $5.8 million, which amount is included under the caption "Early retirement and severance" in the accompanying Statement of Consolidated Income and reported as "Early retirement and severance" in the following table.

                                        Three Months
                                        Ended March 31                 Increase(Decrease)
                                 ------------------------------   ------------------------------
DISTRIBUTION                         1997             1996             $                %
------------
                                 -------------    -------------   -------------    -------------
FINANCIAL RESULTS                    (millions of dollars)
Natural gas sales                    $  868.5         $  802.5        $  66.0           8.2%
Transportation revenue                    4.5              6.5           (2.0)        (30.8)%
Other revenue                             8.2              7.2            1.0          13.9%
                                 -------------    -------------   -------------
  Total operating revenues              881.2            816.2           65.0           8.0%
Purchased gas cost
  Unaffiliated                          499.8            392.0          107.8          27.5%
  Affiliated                            116.6            149.3          (32.7)        (21.9)%
Operations and maintenance               97.4             99.7           (2.3)         (2.3)%
Depreciation and amortization            23.9             23.5            0.4           1.7%
Other operating expenses                 30.8             29.3            1.5           5.1%
                                 -------------    -------------   -------------
                                        112.7            122.4           (9.7)         (7.9)%
Early retirement and severance              -              5.8           (5.8)       (100.0)%
                                 -------------    -------------   -------------
    Operating income                 $  112.7         $  116.6        $  (3.9)         (3.3)%
                                 =============    =============   =============

DISTRIBUTION
OPERATING STATISTICS               (billions of cubic feet)
Residential sales                        85.4             95.7          (10.3)        (10.8)%
Commercial sales                         51.8             54.2           (2.4)         (4.4)%
Industrial sales                         15.3             14.6            0.7           4.8%
Transportation                           12.0             13.3           (1.3)         (9.8)%
                                 -------------    -------------   -------------
  Total throughput                      164.5            177.8          (13.3)         (7.5)%
                                 =============    =============   =============

                                   Three Months
                                  Ended March 31
                        ------------------------------------
DEGREE DAYS               Normal        1997         1996
                        -----------   ---------    ---------
Arkla                        1,713       1,453        1,745
Entex                          867         874          992
Minnegasco                   3,871       3,941        4,276

         Distribution operating income decreased from $122.4 million (before the charge for early retirement and severance as discussed preceding) in the first quarter of 1996 to $112.7 million in the first quarter of 1997, a decrease of $9.7 million (7.9%). This decrease in operating income reflected both increased operating revenues and increased operating expenses as discussed following.

         "Natural gas sales", representing in excess of 98% of Distribution's total operating revenues in each period presented, increased from $802.5 million in the first quarter of 1996 to $868.5 million in the first quarter of 1997, an increase of $66.0 million (8.2%). This net increase was composed of an increase of approximately $124.5 million attributable to a higher first-quarter 1997 average sales price, partially offset by a decrease of approximately $58.5 million attributable to a decrease in first-quarter 1997 sales volume. This decrease in sales volume was principally due to warmer first-quarter 1997 weather; 7,013 total degree days in the first quarter of 1996 vs. 6,268 total degree days in the first quarter of 1997, a decrease of 745 degree days (10.6%). This decrease in degree days reduced demand for space heating and was largely responsible for decreases of 10.3 Bcf (10.8%) and 2.4 Bcf (4.4%) in residential and commercial sales volumes, respectively. The increase in the average sales price in the first quarter of 1997 was principally due to an increase in the average cost of gas (a component of the sales price) as discussed following and, to a lesser extent, rate increases obtained in certain jurisdictions, see "Regulatory Matters" included under "Management Analysis" in the Company's 1996 Report on Form 10-K.

         "Purchased gas cost" increased from $541.3 million in the first quarter of 1996 to $616.4 million in the first quarter of 1997, an increase of $75.1 million (13.9%). This net increase was composed of an increase of approximately $114.6 million attributable to a higher first-quarter 1997 average cost of purchased gas, partially offset by a decrease of approximately $39.5 million attributable to the decreased first-quarter 1997 sales volume as discussed preceding. The increase in the weighted average cost of gas from approximately $3.29 per Mcf in the first quarter of 1996 to approximately $4.04 per Mcf in the first quarter of 1997, an increase of approximately $0.75 per Mcf (22.8%), principally was reflective of an overall increase in the market price of gas.

         The gross sales margin ("Natural gas sales" minus total purchased gas cost) decreased from $261.2 million in the first quarter of 1996 to $252.1 million in the first quarter of 1997, a decrease of $9.1 million (3.5%). This net decrease reflected (1) the largely weather-related 12.7 Bcf decrease in total residential and commercial sales volume in the first quarter of 1997 which, together with a minor increase in industrial sales volume, resulted in a net margin decrease of approximately $19.1 million, partially offset by (2) a first-quarter 1997 margin increase of approximately $10.0 million attributable to an increase in the average margin per unit of sales, principally due to the rate increases obtained in certain jurisdictions, each as discussed preceding.

         Operating expenses, exclusive of purchased gas cost and the first-quarter 1996 charge for early retirement and severance, decreased from $152.5 million in the first quarter of 1996 to $152.1 million in the first quarter of 1997, as a decrease of approximately $2.3 million (2.3%) in "Operations and maintenance" was largely offset by increases of approximately $1.5 million (5.1%) and $0.4 million (1.7%) in "Other operating expenses" and "Depreciation and amortization", respectively. The increases in "Depreciation and amortization" and "Other operating expenses" were principally due to increased investment, while the decrease in "Operations and maintenance" was largely due to cost savings associated with increased operating efficiency.

INTERSTATE PIPELINES

         As more fully described in the Company's 1996 Report on Form 10-K, the Company's interstate pipeline business is conducted by NorAm Gas Transmission Company ("NGT") and Mississippi River Transmission Corporation ("MRT"), together with certain subsidiaries and affiliates, collectively referred to herein as "Pipeline" or "Interstate Pipelines". The Company has a commitment to refund certain amounts pursuant to a transportation agreement, is a party to certain claims involving its gas purchase contracts and has certain concerns with respect to environmental matters, see "Commitments" and "Contingencies" elsewhere herein.

         During  the  first   quarter  of  1996,   the  Company   instituted   a
reorganization plan ("the Reorganization") affecting NGT and MRT. The Reorganization, which included the reorganization of a number of departments and the redesign of a number of processes, was designed to allow Pipeline to operate more efficiently, thus improving its ability to compete in its market areas. Approximately 275 positions were eliminated pursuant to the Reorganization, resulting in a pre-tax charge of approximately $16.5 million, included under the caption "Early retirement and severance" in the accompanying Statement of Consolidated Income and reported as "Early retirement and severance" in the following table.

                                              Three Months
                                             Ended March 31                  Increase(Decrease)
                                     --------------------------------   ------------------------------
INTERSTATE PIPELINES                      1997              1996             $                %
--------------------
                                     ---------------    -------------   -------------    -------------
FINANCIAL RESULTS                         (millions of dollars)
Natural gas sales
  Sales to Distribution                       -             $  27.0        $  (27.0)        (100.0)%
  Industrial and other                    $  13.6               5.7             7.9          138.6%
                                     ---------------    -------------   -------------
    Total gas sales revenue                  13.6              32.7           (19.1)         (58.4)%
Transportation revenue
  Distribution                               34.4              25.2             9.2           36.5%
  Unaffiliated                               36.2              39.9            (3.7)          (9.3)%
                                     ---------------    -------------   -------------
    Total transportation revenue             70.6              65.1             5.5            8.4%
                                     ---------------    -------------   -------------
    Total operating revenues                 84.2              97.8           (13.6)         (13.9)%
Purchased gas cost                           11.0              27.4           (16.4)         (59.9)%
Operations and maintenance expense           11.8              14.9            (3.1)         (20.8)%
Depreciation and amortization                 7.3               7.6            (0.3)          (3.9)%
General, administrative and other            15.3              17.1            (1.8)         (10.5)%
                                     ---------------    -------------   -------------
                                             38.8              30.8             8.0           26.0%
Early retirement and severance                -                16.5           (16.5)        (100.0)%
                                     ---------------    -------------   -------------
  Operating income                        $  38.8           $  14.3        $   24.5          171.3%
                                     ===============    =============   =============

INTERSTATE PIPELINES
OPERATING STATISTICS                         (million MMBtu)
Natural gas sales
  Sales to Distribution                       -                 9.7            (9.7)        (100.0)%
  Sales for resale and other                  4.7               2.8             1.9           67.9%
                                     ---------------    -------------   -------------
    Total sales                               4.7              12.5            (7.8)         (62.4)%
                                     ---------------    -------------   -------------
Transportation
  Distribution                               42.2              48.7            (6.5)         (13.3)%
  Other                                     207.7             255.1           (47.4)         (18.6)%
                                     ---------------    -------------   -------------
    Total transportation                    249.9             303.8           (53.9)         (17.7)%
    Elimination (1)                          (4.4)            (11.8)            7.4           62.7%
                                     ---------------    -------------   -------------
      Total throughput                      250.2             304.5           (54.3)         (17.8)%
                                     ===============    =============   =============

(1) This elimination is made to prevent the overstatement of total throughput which would otherwise occur due to physical volumes which were both sold and transported by Pipeline and are therefore included in the above volumetric data in both categories. No elimination is made for volumes of 49.5 million MMBtu and 60.7 million MMBtu in the three months ended March 31, 1997 and 1996, respectively, which were transported on both the NGT and MRT systems.

         Interstate Pipeline operating income for the first quarter of 1997 was $38.8 million, an increase of $24.5 million (171.3%) from the $14.3 million reported for the first quarter of 1996. This increase was principally attributable to the $16.5 million first-quarter 1996 charge for early retirement and severance as described preceding. Exclusive of this charge, Pipeline operating income for the first quarter of 1997 increased by approximately $8.0 million (26.0%) from the first quarter of 1996. This increase was primarily attributable to (1) cost savings associated with the Reorganization (see the discussion preceding), (2) the first-quarter 1997 completion of settlement negotiations with a distribution affiliate on terms more favorable than anticipated, resulting in an earnings increase of approximately $7.3 million and
(3) the expiration, in September 1996, of certain contractual provisions which had placed a rate "cap" on transportation rates for deliveries at certain points on Pipeline's system. These positive impacts were partially offset by the elimination of margins associated with gas sales to Distribution. As discussed in the Company's 1996 Report on Form 10-K, the contract pursuant to which such sales were made expired in September 1996. Following are discussions of individual financial statement line item variances.

         "Total gas sales revenue" decreased from $32.7 million in the first quarter of 1996 to $13.6 million in the first quarter of 1997, a decline of $19.1 million (58.4%). This decrease, the net of (1) a $20.4 million decrease associated with reduced first-quarter 1997 sales volume and (2) an increase of $1.3 million due to an increased first-quarter 1997 average sales price, was principally attributable to the expiration of the sale contract with
Distribution as discussed preceding. This unfavorable revenue impact was partially offset by an increase of $7.9 million (138.6%) in "Industrial and other" revenues, primarily due to (1) a first-quarter 1997 increase of approximately $0.86 per MMBtu (42.1%) in the average sales price (due, in part, to an increase in the cost of gas, a component of the sales rate, as discussed following) and (2) increased sales volumes (principally to a marketing affiliate), which factors were responsible for $4.0 million (50.6%) and $3.9 million (49.4%), respectively, of the total increase.

         Revenue from transportation for Distribution increased by approximately $9.2 million (36.5%) from the first quarter of 1996 to the first quarter of 1997 principally due to the favorable conclusion of settlement negotiations with a distribution affiliate and the expiration of rate "cap" provisions, each as discussed preceding. These favorable impacts were partially offset by a reduction in the Gas Research Institute ("GRI") surcharge as discussed following. "Unaffiliated" transportation revenues decreased from $39.9 million in the first quarter of 1996 to $36.2 million in the first quarter of 1997, a decrease of approximately $3.7 million (9.3%). This decrease was attributable to a number of factors, including (1) a lower surcharge for gas supply realignment ("GSR") cost as discussed following, (2) first-quarter 1996 penalties collected from customers for demand in excess of contracted quantities or tariff provisions and (3) changes in the relative pricing of Mid-Continent gas supplies ("pricing differentials"). Changes in these pricing differentials have an impact (positive or negative) on certain of Pipeline's transportation rates under contracts with market-sensitive pricing provisions. During the first quarter of 1996, the average price differential between Mid-Continent and Gulf Coast gas supplies was $0.91 per MMBtu compared to an average differential of only $0.03 per MMBtu in the first quarter of 1997. Total transportation revenues were also unfavorably affected by a reduction of approximately 53.9 million MMBtu (17.7%) in transported volumes from the first quarter of 1996 to the first quarter of 1997 although, due to Pipeline's "straight-fixed-variable" rate design which results in recovery of fixed costs through a demand charge, only a relatively small portion of the overall transportation rate varies directly with the volume actually transported.

         "Purchased gas cost" decreased from approximately $27.4 million in the first quarter of 1996 to approximately $11.0 million in the first quarter of 1997, a decrease of approximately $16.4 million (59.9%). This decrease was principally due to a $17.1 million decrease associated with the decreased first-quarter 1997 sales volume as described preceding, partially offset by an increase of approximately $0.7 million associated with an increase of approximately 6.8% in the average cost of purchased gas from approximately $2.19 per MMBtu in the first quarter of 1996 to approximately $2.34 per MMBtu in the first quarter of 1997.

         "Operations and maintenance expense" decreased from $14.9 million in the first quarter of 1996 to $11.8 million in the first quarter of 1997, a decrease of $3.1 million (20.8%), principally due to a reduction in operating expenses (primarily labor and labor-related costs) associated with the Reorganization as discussed preceding. Although the Reorganization was implemented in February 1996, certain positions were not eliminated until after the first quarter of 1996, creating a favorable variance in the quarter-to-quarter comparison. Additional favorable variance is due to reduced transportation expense reflecting reduced GSR revenues. Pursuant to the terms of a FERC settlement, Pipeline is allowed to recover certain GSR costs, and such costs are expensed as the associated revenue is billed. "Depreciation and amortization" decreased by approximately $0.3 million (3.9%) from the first quarter of 1996 to the first quarter of 1997, principally due to the completion, in December 1996, of the amortization period of certain previously capitalized costs (principally computer software).

         "General, administrative and other" decreased by approximately $1.8 million (10.5%) from the first quarter of 1996 to the first quarter of 1997 due to several factors including (1) cost reductions associated with the Reorganization, (2) reductions in allocated costs from the parent company and
(3) a retroactive adjustment for payments made to the GRI (such amounts are offset in revenues).

ENERGY MARKETING AND GATHERING

         The Company's energy marketing and natural gas gathering activities are carried out by NorAm Energy Services, Inc., NorAm Energy Management, Inc. and NorAm Field Services Corp., together with certain subsidiaries and affiliates, collectively ("Energy Marketing and Gathering" or "EM&G"). This business unit is principally composed of the Company's previously reported "Wholesale Energy Marketing", "Retail Energy Marketing" and "Natural Gas Gathering" business units (see "General" elsewhere herein). A description of the business activities conducted by each of these formerly separately-reported business units is contained in the separate business unit discussions included with "Material Changes in the Results of Continuing Operations" under "Management Analysis" in the Company's 1996 Report on Form 10-K. The nature of natural gas marketing activities is such that contractual disputes arise, see "Contingencies" elsewhere herein.



                                                           Three Months
                                                          Ended March 31                 Increase(Decrease)
                                                   ------------------------------   ------------------------------
ENERGY MARKETING AND GATHERING                         1997             1996             $                %
------------------------------
                                                   -------------    -------------   -------------    -------------
FINANCIAL AND OPERATING RESULTS                        (millions of dollars)
Operating Revenues
Natural gas sales
  Unaffiliated sales                                   $  867.0         $  515.7       $  351.3           68.1%
  Sales to Distribution                                    53.8             43.8           10.0           22.8%
  Sales to Pipeline                                     -                   20.3          (20.3)        (100.0)%
  Other affiliated sales                                    0.3          -                  0.3          N/A
                                                   -------------    -------------   -------------
    Total gas sales revenue                               921.1            579.8          341.3           58.9%
                                                   -------------    -------------   -------------
Electricity sales                                         110.9              4.4          106.5          N/M    (1)
Transportation                                              1.0              1.2           (0.2)         (16.7)%
Gathering                                                   7.7              6.3            1.4           22.2%
Products extraction                                         1.8              2.2           (0.4)         (18.2)%
Other                                                       0.7              0.6            0.1           16.7%
                                                   -------------    -------------   -------------
  Total operating revenues                              1,043.2            594.5          448.7           75.5%
                                                   -------------    -------------   -------------
Operating Expenses
Purchased gas costs
  Unaffiliated                                            897.5            534.3          363.2           68.0%
  Affiliated                                               11.3              4.6            6.7          145.7%
                                                   -------------    -------------   -------------
    Total purchased gas cost                              908.8            538.9          369.9           68.6%
Transportation and storage expense                          8.8             18.5           (9.7)         (52.4)%
Electricity purchases and  transmission costs             111.5              4.1          107.4          N/M
Cost of sales                                               0.7              1.2           (0.5)         (41.7)%
Operation and maintenance                                   3.4              3.7           (0.3)          (8.1)%
Depreciation                                                0.8              0.7            0.1           14.3%
General and administrative                                  7.6              5.2            2.4           46.2%
Taxes other than income                                     0.9              0.7            0.2           28.6%
                                                   -------------    -------------   -------------
  Operating income                                     $    0.7         $   21.5       $  (20.8)         (96.7)%
                                                   =============    =============   =============
Natural gas sales volume (Bcf)                            313.5            243.8           69.7           28.6%
Transportation volumes (Bcf)                                7.4              8.5           (1.1)         (12.9)%
Gathering volumes (Bcf)                                    59.6             55.8            3.8            6.8%

(1)  Indicates that the item is not meaningful.

         Operating income for EM&G in the first quarter of 1997 was $0.7 million, a decrease of $20.8 million (96.7%) from the $21.5 million earned in the first quarter of 1996. This decrease principally was reflective of (1) hedging losses associated with anticipated first-quarter 1997 sales under peaking contracts and (2) losses from the sale of natural gas held in storage and unhedged, in each case as described in the Company's 1996 Report on Form 10-K. In addition, (1) volatile and, in some cases, declining natural gas prices during the first quarter of 1997 had an unfavorable impact on gas sale margins and (2) as described in the Company's 1996 Report on Form 10-K, first-quarter 1996 results reflected the favorable impact of relatively colder weather. This colder weather during the first quarter of 1996 resulted in shortages of pipeline capacity at various locations, allowing EM&G to collect significant premiums from certain customers who wished to avoid interruption of supply. Significant variances in individual income statement line items are discussed following.

         "Total gas sales revenue" increased from $579.8 million in the first quarter of 1996 to $921.1 million in the first quarter of 1997, an increase of $341.3 million (58.9%). Approximately $175.5 million (51.4%) of this increase was attributable to an increase in the first-quarter 1997 average sales price, and the balance of approximately $165.8 million (48.6%) was attributable to an increase in first-quarter 1997 natural gas sales volume. The increase of approximately $0.56 per Mcf (23.5%) in the average sales price of natural gas from approximately $2.38 per Mcf in the first quarter of 1996 to approximately $2.94 per Mcf in the first quarter of 1997 principally was reflective of an increase in the average cost of purchased gas during the first quarter of 1997 as discussed following (the cost of gas is a component of the overall sales rate), partially offset by a decrease in the first-quarter 1997 average margin per unit of sales. The increase of approximately 69.7 Bcf (28.6%) in first-quarter 1997 natural gas sales volume was principally due to the expansion of EM&G's marketing efforts. Utilizing an increased staff of marketers and additional office locations as discussed in the Company's 1996 Report on Form 10-K, EM&G continued to increase its efforts toward becoming a nationwide marketing company with an emphasis on increasing market share, principally targeting end-use customers in the industrial, local gas distribution and electric generation sectors.

         Revenues from natural gas gathering and products extraction activities increased from approximately $8.5 million in the first quarter of 1996 to approximately $9.5 million in the first quarter of 1997, an increase of approximately $1.0 million (11.8%). Approximately $0.5 million (50.0%) of this increase was attributable to an increase in first-quarter 1997 volume and the remaining 50% was attributable to an increase in the first-quarter 1997 average unit revenue. The increase of approximately 3.8 Bcf (6.8%) in first-quarter 1997 gathering volume reflects new well connects and the addition of gathering assets previously owned by Pipeline, partially offset by the negative impact of producer shut-ins, well freeze-offs, curtailments and capacity constraints. The increase of approximately $0.13 per Mcf in the first-quarter 1997 average unit revenue was principally due to (1) new compression, nomination and balancing services provided to customers and (2) higher first-quarter 1997 liquids prices.

         "Total purchased gas costs" were $908.8 million in the first quarter of 1997, an increase of $369.9 million (68.6%) from the first quarter of 1996. Approximately $215.8 million (58.3%) of this increase was attributable to an increase of approximately $0.69 per Mcf (31.1%) in the first-quarter 1997 average cost of purchased gas, and the balance of approximately $154.1 million (41.7%) was attributable to the increased first-quarter 1997 sales volumes as discussed preceding. The increase in the first-quarter 1997 average cost of purchased gas principally was reflective of (1) an increase in the spot market price of natural gas and (2) the impact of certain of the Company's risk management and storage gas activities as discussed preceding.

         "Transportation and storage expense" decreased from $18.5 million in the first quarter of 1996 to $8.8 million in the first quarter of 1997, a decrease of $9.7 million (52.4%). This net decrease was composed of a decrease of approximately $15.0 million attributable to a $0.048 per Mcf (63.0%) decline in the first-quarter 1997 unit cost of transportation and storage, partially offset by an increase of approximately $5.3 million due to the increased first-quarter 1997 sales volume as discussed preceding. The decrease in the first-quarter 1997 unit cost of transportation and storage was principally due to increased 1997 usage of interruptible and capacity release transportation in lieu of firm transportation arrangements.

         "Electricity sales" and "Electricity purchases and transmission costs" of $110.9 million and $111.5 million, respectively, in the first quarter of 1997 represented significant increases over the corresponding amounts for 1996, although the gross margin from power marketing declined from approximately $0.3 million in the first quarter of 1996 to a loss of approximately $0.6 million in the first quarter of 1997, as the significant increase in volume was more than offset by a decrease in unit margins. During the latter part of 1996 and early 1997, NES continued to increase both its emphasis on electricity sales and its electricity marketing staff in anticipation of increased access to electric power markets. The decrease in first-quarter 1997 unit margins from power marketing was principally attributable to the volatility and limited liquidity in wholesale electric power markets which increase the intra-month price risk associated with such activities.

         The first-quarter 1997 margin on gas sales was $3.5 million, a decrease of $18.9 million (84.4%) from the $22.4 million earned in the first quarter of 1996. This net decrease in gas sales margin was attributable to a decrease of approximately $25.3 million due to a decrease of approximately $0.081 per Mcf in the first-quarter 1997 average margin per unit of sales, partially offset by an increase of approximately $6.4 million associated with the increased first-quarter 1997 sales volume as discussed preceding. The decreased first-quarter 1997 average margin per unit of sales was principally due to the losses associated with the sale of gas-in-storage, sales under peaking contracts and relatively warmer first-quarter 1997 weather, each as discussed preceding.

         The margin from natural gas gathering and products extraction activities increased from approximately $8.0 million in the first quarter of 1996 to approximately $9.9 million in the first quarter of 1997, an increase of approximately $1.9 million (23.8%). Approximately $1.4 million (73.7%) of this increase was attributable to an increase in the first-quarter 1997 average margin per unit of throughput and the balance of approximately $0.5 million (26.3%) was attributable to increased first-quarter 1997 gathering volumes as discussed preceding. The increased first-quarter 1997 average margin per unit of throughput was principally due to new services provided to customers and increased first-quarter 1997 liquids prices, each as discussed preceding.

         Other   operating   expenses   (exclusive  of  "Purchased   gas  cost",
"Transportation and storage expense", "Electricity purchases and transmission costs" and "Cost of sales") increased from approximately $10.3 million in the first quarter of 1996 to approximately $12.7 million in the first quarter of 1997, an increase of approximately $2.4 million (23.3%). This increase was principally due to increased general and administrative costs (principally payroll and benefits) associated with staffing increases made in support of the increased sales and expanded marketing efforts as described preceding.

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's earnings from its gas supply, marketing, gathering and transportation activities are subject to variability based on fluctuations in both the price of natural gas and the value of transportation as measured by changes in the delivered price of natural gas at various points in the nation's natural gas grid. In order to mitigate this financial risk both for itself and for certain customers who have requested the Company's assistance in managing similar exposures, the Company routinely enters into natural gas swaps, futures contracts and options. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that these positions be offset by positions in physical transactions (actual or anticipated) or in other derivatives.

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


Natural Gas Swaps (1)
(volumes in Bcf's, dollars in millions)
                                 Volume
                    ----------------------------------       Estimated
                     Fixed Price        Fixed Price         Mkt. Value
                        Payor             Receiver           Gain (2)
                    ---------------    ---------------    ----------------
March 31, 1997           144.9              52.4               12.3
December 31, 1996        126.6              52.9                9.7
March 31, 1996           230.8             204.0                4.1


Natural Gas Futures (3)
(volumes in Bcf's, dollars in millions)

                                 Purchased                               Sold
                     ----------------------------------    ---------------------------------      Estimated
                                          Notional                              Notional         Mkt. Value
                         Volume            Amount             Volume             Amount           Gain (2)
                     ---------------   ----------------    --------------    ---------------   ----------------
March 31, 1997            20.1              42.1               15.3               31.7               0.4
December 31, 1996         23.7              64.1               13.6               40.0               0.1
March 31, 1996            14.5              27.7                9.3               19.5               2.7

(1) The financial impact of these swaps was to decrease earnings by $(1.0) million, $(1.0) million and $(6.1) million during 1996 and the quarters ended March 31, 1997 and 1996, respectively.
(2) Represents the amount which would have been realized upon termination of the relevant derivative as of the date indicated. As more fully discussed in the Company's 1996 Report on Form 10-K, in the case of swaps associated with certain agreements pursuant to which the Company has committed to supply gas to a distribution affiliate through April 1999, no earnings impact is expected due to the existing accruals. Swaps associated with these commitments and included above had a fair market value of $1.2 million at March 31, 1997.
(3) The financial impact of these futures was to increase(decrease) earnings by $(9.3) million, $(22.6) million and $(5.5) million during 1996 and the quarters ended March 31, 1997 and 1996, respectively.

         At March 31, 1997,  the Company  held options  covering the purchase of
6.7 Bcf of gas, principally in conjunction with the commitment to supply gas to a distribution affiliate as discussed preceding. The majority of these options, due to their nature and term, have no readily available market value and the market value of the remainder is not material.

CORPORATE AND OTHER

         The operating loss for "Corporate and Other" increased from $(5.8) million in the first quarter of 1996 to $(7.0) million in the first quarter of 1997, an increase of approximately $1.2 million (20.7%). This increased loss was principally due to 1997 development costs associated with the Company's utility services (principally line locating) and consumer services (principally home security) businesses, partially offset by improved results from the Company's existing appliance sales and service activities.

NON-OPERATING INCOME AND EXPENSE

         Net income for the three months ended March 31, 1997 was $68.6 million, an increase of approximately $7.7 million (12.6%) from the corresponding quarter of 1996 while, as discussed preceding, operating income decreased by approximately $1.4 million (1.0%) during the same period. The components of this net decrease of $9.1 million in net expense below the operating income line were as follows:

                                           Three Months
                                          Ended March 31                 Increase(Decrease)
                                  --------------------------------   ----------------------------
                                       1997              1996             $               %
                                  ---------------    -------------   -------------    -----------
                                       (millions of dollars)
Interest expense, net (1)             $  35.5           $  36.2         $  (0.7)          (1.9)% (2)
Dividend on Trust Preferred               2.7               -               2.7          N/A
Other, net (1)                           (6.3)              3.4            (9.7)        (285.3)% (3)
Provision for income taxes               44.9              45.8            (0.9)          (2.0)% (4)
Extraordinary items                      (0.2)              0.3            (0.5)        (166.7)%
                                  ---------------    -------------   -------------
                                      $  76.6           $  85.7         $  (9.1)         (10.6)%
                                  ===============    =============   =============

(1) The costs associated with the Company's Receivables Facility (approximately $3.0 million in each period presented) are included with "Other, net" in 1996 and with "Interest expense, net" in 1997, see (2) following and "Net Cash Flows from Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.
(2) After adjustment to remove costs associated with the Receivables Facility from first-quarter 1997 interest expense, interest expense decreased by approximately $3.7 million from the first quarter of 1996 to the first quarter of 1997. Substantially all of this decrease was attributable to a reduced level of debt during 1997.
(3) After adjustment to remove the first-quarter 1996 costs associated with the Receivables Facility, "Other, net" improved from expense of approximately $0.4 million in the first quarter of 1996 to income of approximately $6.3 million in the first quarter of 1997. Substantially all of this favorable variance was attributable to the close-out of certain interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein.
(4) This favorable variance reflects a $3.6 million reduction in income tax expense attributable to a decrease in the first-quarter 1997 interim effective tax rate (principally state income taxes), partially offset by a $2.7 million increase in income tax expense due to increased first-quarter 1997 pre-tax income.

Liquidity and Capital Resources

     The table below illustrates the sources of the Company's invested capital during the last four years and at March 31, 1997 and 1996.

                                               March 31,                               December 31,
                                        -------------------------   ----------------------------------------------------
INVESTED CAPITAL                           1997         1996           1996         1995          1994         1993
--------------------------------------  ------------ ------------   ------------ ------------  ------------ ------------
                                                                     (millions of dollars)
Long-Term Debt                             $1,047.5     $1,467.5       $1,054.2     $1,474.9      $1,414.4     $1,629.4
Trust Preferred (1)                           164.4       -               167.8       -             -            -
Common Equity (2)                             864.7        701.6          800.5        637.3         587.4        578.0
Preferred Stock (3)                          -             130.0         -             130.0         130.0        130.0
                                        ------------ ------------   ------------ ------------  ------------ ------------
Total Capitalization                        2,076.6      2,299.1        2,022.5      2,242.2       2,131.8      2,337.4
Short-Term Debt                               590.0         48.8          392.0        128.8         274.6        192.4
                                        ------------ ------------   ------------ ------------  ------------ ------------
Total Invested Capital                     $2,666.6     $2,347.9       $2,414.5     $2,371.0      $2,406.4     $2,529.8
                                        ============ ============   ============ ============  ============ ============

Receivables Facility (4)                   $  225.0     $  193.3       $  235.0     $  235.0      $  192.8     $  226.4
                                        ============ ============   ============ ============  ============ ============

Total Capitalization:
  Long-Term Debt                              50.4%        63.8%          52.1%        65.8%         66.3%        69.7%
  Trust Preferred (1)                          7.9%       -                8.3%       -             -            -
  Common Equity                               41.7%        30.5%          39.6%        28.4%         27.6%        24.7%
  Preferred Stock                            -              5.7%         -              5.8%          6.1%         5.6%
Total Invested Capital:
  Senior Debt (4)(5)                          60.4%        67.3%          58.8%        70.6%         72.4%        74.3%
  Total Debt (4)                              64.4%        67.3%          63.5%        70.6%         72.4%        74.3%

(1) Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely $177.8 Million Principal Amount of 6.25% Convertible Subordinated Debentures due 2026 of NorAm Energy Corp.
(2) Includes unrealized gains on its investment in Itron, Inc. ("Itron"), net of tax of $1.2 million, $25.8 million, $15.3 million and $2.6 million at March 31, 1997 and 1996 and December 31, 1995 and 1994, respectively. The unrealized gain at December 31, 1996 was not material. At May 6, 1997, the Company's investment in Itron had increased to a market value of approximately $35.1 million, representing an unrealized gain of approximately $5.4 million, net of tax of approximately $3.1 million.
(3) Exchanged for the Company's 6% Convertible Subordinated Debentures due 2012 in June 1996.
(4) Proceeds received pursuant to the Company's Receivables Facility have been included with "Senior Debt" and "Total Debt" for all periods for purposes of calculating the ratios of "Senior Debt" and "Total Debt" to "Total Invested Capital", although such proceeds are not included with "Short-Term Debt" on the Company's Consolidated Balance Sheet (or in the table preceding) prior to January 1, 1997, see "Receivables Facility" under "Net Cash Flows from Financing Activities" elsewhere herein.
(5) Excludes the Company's 6% Convertible Subordinated Debentures due 2012 ("the Subordinated Debentures"), outstanding beginning in June 1996. At December 31, 1996 and March 31, 1997, $122.7 million and $117.0 million, respectively, of the Subordinated Debentures were outstanding.

CASH FLOW ANALYSIS

         The Company's cash flows, like its results of operations, are seasonal and, therefore, the cash flows experienced during an interim period are not necessarily indicative of the results to be expected for an entire year. The following discussion of cash flows should be read in conjunction with the accompanying Statement of Consolidated Cash Flows and related supplemental cash flow information, and with the cash flow information included in the Company's 1996 Report on Form 10-K.

Net Cash Flows from Operating Activities

     As indicated in the accompanying Statement of Consolidated Cash Flows, "Net cash provided by operating activities" decreased from approximately $125.8 million in the first quarter of 1996 to $97.6 million in the first quarter of 1997. This decrease of approximately $28.2 million (22.4%) was principally attributable to:

* A decrease of approximately $38.8 million (45.9%) in first-quarter 1997 cash provided from miscellaneous working capital items, principally "Other current assets" and "Other current liabilities". The increase of approximately $34.8 million in first-quarter 1997 cash used for the net of "Other current assets" and "Other current liabilities" was principally due to the relatively larger net liability balance existing at December 31, 1996 (in comparison to December 31, 1995) which was paid/collected during the first quarter of 1997.

* A decrease of approximately $23.2 million (77.8%) in first-quarter 1997 cash provided by deferred gas costs, principally due to (1) the relatively larger December 31, 1995 balance (in comparison to December 31, 1996) which was collected during the first quarter of 1996, and (2) the relatively larger balance of refundable amounts built up during the first quarter of 1996.

* A decrease of approximately $4.6 million (3.9%) in cash provided from income before non-cash charges and credits during the first quarter of 1997, see "Material Changes in the Results of Continuing Operations" elsewhere herein.

* A decrease of approximately $3.9 million (54.2%) in first-quarter 1997 recoveries under gas contract settlements as the underlying agreements continue to unwind.

These unfavorable impacts were partially offset by:

* A decrease of approximately $42.3 million (37.5%) in first-quarter 1997 cash used for the net of accounts receivable and accounts payable, principally due to the relatively larger net asset balance existing at December 31, 1996 (in comparison to December 31, 1995) which was collected/paid during the first quarter of 1997. In addition, cash used for the net of accounts receivable and accounts payable for the first quarter of 1996 included a net cash outflow of approximately $41.7 million associated with utilization of the Company's Receivables Facility. Cash flows associated with utilization of this facility are included with "Net Cash Flows from Financing Activities" beginning with January 1, 1997, see the discussion following.

         As further described in the Company's 1996 Report on Form 10-K, the Company has a Receivables Facility pursuant to which it transfers an interest in a pool of accounts receivables to a third party in exchange for cash. Prior to January 1, 1997, transfers of receivables under this facility were accounted for as sales, with net cash inflows or outflows included with "Cash Flows from Operating Activities" in the Company's Statement of Consolidated Cash Flows. Subsequent to January 1, 1997 and in accordance with the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which does not allow retroactive application, such cash flows are included with financing activities, see "Net Cash Flows from Financing Activities" elsewhere herein.

Net Cash Flows from Investing Activities

     The Company's capital expenditures by business unit for the three months ended March 31, 1997 and 1996 were as follows:

                                       Three Months
                                      Ended March 31              Increase(Decrease)
                                ---------------------------   ----------------------------
                                   1997           1996             $              %
                                ------------   ------------   ------------   -------------
                                  (millions of dollars)
Natural Gas Distribution            $  18.9        $  21.9        $ (3.0)         (13.7)%
Interstate Pipelines                    1.9            2.3          (0.4)         (17.4)%
Energy Marketing and Gathering          4.6            0.8            3.8          475.0%
Corporate and Other                     1.3            0.2            1.1          550.0%
                                ------------   ------------   ------------
  Consolidated                      $  26.7        $  25.2        $   1.5            6.0%
                                ============   ============   ============

         As indicated in the preceding table, the Company's capital expenditures increased from $25.2 million in the first quarter of 1996 to $26.7 million in the first quarter of 1997, an increase of approximately $1.5 million (6.0%), as increases in Energy Marketing and Gathering and Corporate and Other were partially offset by a decrease in Natural Gas Distribution. The increase of approximately $3.8 million in EM&G was principally due to increased first-quarter 1997 expenditures in the Company's natural gas gathering business for (1) increased compression and (2) new facilities and expansion. The increase of approximately $1.1 million in Corporate and Other was principally due to the acquisition, in March 1997, of certain home security contracts in Little Rock, Arkansas by NorAm Consumer Services. The decrease of approximately $3.0 million (13.7%) in Distribution was principally due to decreased first-quarter 1997 expenditures at the Company's Minnegasco and Arkla divisions, principally for water treatment, computers, meter reading equipment, general equipment and replacements of transportation equipment.

Net Cash Flows from Financing Activities

         The reader is directed to the Company's 1996 Report on Form 10-K for additional information concerning the Company's outstanding debt and equity securities, financing facilities and recent financing transactions.

Short-Term Financing

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's principal sources of short-term liquidity are (1) its December 1995 unsecured Credit Agreement ("the Credit Facility") with Citibank, N.A., as Agent and a group of eighteen other commercial banks which provides a $400.0 million commitment to the Company through December 11, 1998, (2) the Company's Receivables Facility as described following and (3) informal bank lines of credit. Following is selected information concerning the Company's short-term bank borrowings.

Short-Term                                  As of (1)
----------                   -----------------------------------------            Three Months Ended March 31 or
Bank Borrowings                   Amount Borrowed                                 Twelve Months Ended December 31
---------------              --------------------------   Weighted     ---------------------------------------------------
(dollars in millions)            The                       Average         Weighted          Weighted        Maximum
                                Credit      Informal      Interest          Average          Average          Amount
                               Facility       Lines       Rate (2)       Borrowed (2)        Rate (2)      Borrowed (2)
                             ------------- ------------ -------------- ------------------  ------------- -----------------
March 31, 1997                     $ 70.0     $  17.0       6.17%               $ 105.5       5.80%             $ 175.0
December 31, 1996                    80.0        35.0       6.29%                  26.9       5.96%               115.0
March 31, 1996                     $  0.0     $   0.0        N/A                $  19.3       6.28%             $  51.0

(1) The Company had $90.0 million in borrowings under the Credit Facility at April 30, 1997, and therefore, had $310.0 million of remaining capacity under the Credit Facility at April 30, 1997, which amount is expected to be adequate for the Company's current and projected needs for short-term financing. In addition, the Company had $85.0 million of borrowings under informal credit lines at April 30, 1997.

(2) As applicable, includes both the Credit Facility and informal credit lines. Weighted average amount borrowed and maximum amount borrowed are based on week-end balances.

         As further described in the Company's 1996 Report on Form 10-K, under an August 1996 agreement, the Company transfers, to a third party, an undivided interest in a designated pool of accounts receivable with limited recourse and subject to a floating interest rate provision. The maximum amount allowed under the Receivables Facility was $235.0 million until late April 1997, at which time the Company was allowed to increase the maximum to $300.0 million, pending completion of a formal amendment. Following is selected information concerning the utilization of this facility.

                                                                                 Three Months Ended March 31 or
Receivables Facility                    As of (1)                                Twelve Months Ended December 31
--------------------------  ----------------------------------  ------------------------------------------------------------------
(dollars in millions)                         Collateral for                                        Average
                             Transferred        Receivable        Net Cash        Pre-tax         Receivable          Weighted
                                 and             Interest          Inflows       Financing         Interest           Average
                             Uncollected       Transferred       (Outflows)       Cost (2)      Transferred (3)     Rate (3)(4)
                            ---------------  -----------------  --------------  -------------  ------------------  ---------------

March 31, 1997                  $ 225.0             $ 32.7        $ (10.0)         $ (3.0)          $ 211.6            5.36%
December 31, 1996                 235.0               34.2            -             (11.5)            186.9            5.41%
March 31, 1996                  $ 193.3             $ 25.9        $ (41.7)         $ (3.0)          $ 193.4            5.56%

(1) At April 30, 1997, an interest in $300.0 million of the Company's receivables had been transferred pursuant to the Receivables Facility.
(2)  See the discussion of financial statement classification following.
(3)  Based on daily balances.
(4) Exclusive of a facility fee payable on the full commitment of $235.0 million ($300.0 million beginning in May 1997) which was 60 basis points through August 21, 1995, declined to 40 basis points through March 1, 1996 and currently is 30 basis points. The rate in effect at March 31, 1997 (exclusive of the facility fee) was 5.31%.

         As further described in the Company's 1996 Report on Form 10-K, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125") effective as of January 1, 1997 (SFAS 125 does not allow retroactive application). Therefore, for periods prior to January 1, 1997,
(1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows From Operating Activities" in the Company's Statement of Consolidated Cash Flows, (2) receivables transferred pursuant to the Receivables Facility are deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet and (3) the costs associated with utilization of the Receivables Facility are reported as "Loss on sale of accounts receivable", a component of "Other, net", included under "Other (Income) and Deductions" in the Company's Statement of Consolidated Income. Subsequent to January 1, 1997, (1) amounts transferred pursuant to the Receivables Facility are included with "Cash Flows from Financing Activities" in the Company's Statement of Consolidated Cash Flows, (2) amounts received pursuant to the facility are not deducted from "Accounts and notes receivable, principally customer" in the Company's Consolidated Balance Sheet but, rather, such amounts are reported as short-term debt, and (3) the costs associated with utilization of the Receivables Facility are included with "Interest expense, net" in the Company's Statement of Consolidated Income.

         As described in the Company's 1996 Report on Form 10-K, certain of the Company's cash balances reflect credit balances to the extent that checks written have not yet been presented for payment. Such balances are included with "Accounts payable, principally trade" in the Company's Consolidated Balance Sheet, and changes in such balances are reported as "Increase (decrease) in overdrafts" in the Company's Statement of Consolidated Cash Flows.

Long-Term Financing

         As further discussed in the Company's 1996 Report on Form 10-K, the Company's long-term financing historically has been obtained through the issuance of common stock, preferred stock, unsecured debentures and notes (the Company is precluded under an indenture from issuing mortgage debt), bank term loans and, recently, Trust Preferred Securities.
Following is a discussion of recent and planned financing activities.

         The Company made debt reacquisitions and retirements totaling $5.5 million and $77.7 million in the first quarter of 1997 and 1996, respectively, see Note C of the accompanying Notes to Consolidated Financial Statements. In April 1997, the Company retired, at maturity, $225.0 million principal amount of its 9.875% Notes, principally utilizing additional borrowings under the Company's Receivables Facility and its Credit Facility (each as described elsewhere herein). As described in the Company's 1996 Report on Form 10-K, the Company has elected to utilize a smaller, shorter-term debt instrument for this refinancing principally due to the pending merger with Houston Industries Incorporated, see "Merger With Houston Industries" elsewhere herein. The Company is in the process of obtaining an unsecured bank term loan ("the Pending Term Loan") in the amount of $150.0 million and with a term of 18 months from the date of closing. The Company currently expects that the Pending Term Loan will carry a floating interest rate based on three-month LIBOR, will allow prepayment without penalty and will close in May 1997.

         As more fully discussed in the Company's 1996 report on Form 10-K, the Company enters into interest rate swaps in which, in general, one party pays a fixed rate on the notional amount while the other party pays a LIBOR-based rate for the purposes of (1) effectively fixing the interest rate on debt expected to be issued for refunding purposes and (2) adjusting the amount of its overall debt portfolio which is exposed to market interest rate fluctuations. The effect of these swaps (none of which are leveraged) was to decrease the Company's interest expense by $0.3 million and $0.8 million for the three months ended March 31, 1997 and 1996, respectively. Following is selected information on the Company's portfolio of interest rate swaps at March 31, 1997:


Interest Rate Swap Portfolio at March 31, 1997 (1)
--------------------------------------------------------------------
(dollars in millions)                                                                          Estimated
                           Notional                Period                  Interest Rate         Market
      Initiated             Amount                 Covered               Fixed/Floating (2)     Value (3)
-----------------------   ------------    --------------------------    ---------------------  ------------
February 1996               $   50.0      Mar. 1996 - Jan. 1998             4.76%/6.00%           $  0.5
February 1996                   50.0      Jun. 1996 - Dec. 1997             4.71%/5.94%              0.4
March 1997 (4)                  75.0      May 1997 - Dec. 1998              6.47%/6.41%             (0.1)
March 1997 (4)                  75.0      May 1997 - Dec. 1998              6.43%/6.41%              -
                          ------------                                                         ------------
       Totals               $  250.0                                                              $  0.8

                          ============                                                         ============

(1) All swaps outstanding at March 31, 1997 were entered into for the purpose of reducing the Company's exposure to fluctuations in market interest rates.
(2) In each case, the Company is the fixed-price payor. The floating rate is estimated as of March 31, 1997.
(3) Represents the estimated amount which would have been realized upon termination of the swap at March 31, 1997.
(4) Due, in part, to the increase in floating interest rate exposure which will result from amounts outstanding under the Pending Term Loan as discussed preceding, in March 1997, the Company entered into incremental interest rate swaps with a total notional amount of $150.0 million. These swaps cover the period from May 1, 1997 to December 1, 1998 and require the Company to pay an average fixed rate of approximately 6.45%, while the counterparties (commercial banks) pay a rate based on 3-month LIBOR.

         As discussed in the Company's 1996 Report on Form 10-K, in March 1997, the Company closed out the $200.0 million of swaps which had been serving as hedges of its anticipated April 1997 debt refinancing, receiving cash proceeds of approximately $8.7 million. Based on the Company's expected issuance of the Pending Term Loan for $150.0 million (as discussed preceding), approximately $1.0 million of such proceeds will serve to reduce the effective interest rate on the debt to be issued, and the balance was credited to earnings in March 1997, reported as a component of "Other, net" in the Company's Statement of Consolidated Income.

Other Financing Activities

         The Company received cash proceeds from sales of its common stock pursuant to its Direct Stock Purchase Plan ("the DSPP") of approximately $2.8 million during the first quarter of 1996. Sales of stock pursuant to the DSPP have been suspended as a result of the pending merger with Houston Industries, see "Merger With Houston Industries" elsewhere herein. The Company paid cash common dividends of $9.6 million and $8.7 million during the first quarters of 1997 and 1996, respectively, and declared an additional common dividend in May 1997, see "Dividend Declaration" under "Recent Developments" elsewhere herein. The Company paid cash preferred dividends of $2.0 million during the first quarter of 1996. As further discussed in the Company's 1996 Report on Form 10-K, the Company's $3.00 Convertible Exchangeable Preferred Stock, Series A was exchanged in June 1996 for the Company's 6% Convertible Subordinated Debentures due 2012.

Debt and Dividend Limitations

         As further discussed in the Company's 1996 Report on Form 10-K, the Credit Facility contains a provision which requires the Company to maintain a minimum level of total stockholders' equity, as well as placing a limitation of
(1)  $2,055   million  on  total  debt  (unless  the  ratio  of  total  debt  to capitalization is less than or equal to 60%) and (2) $200.0 million on the amount of outstanding long-term debt which may be retired in advance of its maturity using funds borrowed under the Credit Facility. Certain of the Company's other financial arrangements contain similar provisions. Based on these restrictions, at March 31, 1997, the Company had incremental debt capacity of $354.9 million and, while the Company is not required to calculate and apply the stockholders' equity limitation on an interim basis, if it were applied at March 31, 1997, the Company would have had incremental dividend capacity of $246.9 million.

COMMITMENTS

         Leases. As described in the Company's 1996 Report on Form 10-K, the Company has commitments under certain of its leasing arrangements.

         Capital Expenditures. The Company had capital commitments of less than $15.0 million at March 31, 1997, which projects are expected to be funded through cash provided by operations and/or incremental borrowings, see "Net Cash Flows from Investing Activities" under "Liquidity and Capital Resources" elsewhere herein. As described in the Company's 1996 Report on Form 10-K and under "Recent Developments" elsewhere herein, the Company expects to participate in the construction of several distribution systems in Colombia. While construction of these facilities has not yet begun and contracts for such construction have not been awarded, the Company will be required to fund certain amounts in order to maintain its current ownership interest.

         Transportation Agreement. As further discussed in the Company's 1996 Report on Form 10-K, the Company has an agreement with ANR Pipeline Company ("ANR") pursuant to which the Company (1) currently retains $41.0 million previously advanced by ANR, (2) provides 130 MMcf/day of capacity in certain of the Company's transportation facilities to ANR and (3) is committed to refund $5.0 million and $36.0 million to ANR in 2003 and 2005, respectively, in exchange for ANR's release of 30 MMcf/day and 100 MMcf/day, respectively, of such capacity.

CONTINGENCIES

         Letters of Credit. At March 31, 1997, the Company was obligated for approximately $34.7 million under letters of credit which are incidental to its ordinary business operations.

         Indemnity Provisions. As discussed in the Company's 1996 Report on Form 10-K, the Company has obligations under the indemnification provisions of certain sale agreements.

         Sale of Receivables. Certain of the Company's receivables are collateral for amounts received pursuant to the Receivables Facility, see "Net Cash Flows from Financing Activities" under "Liquidity and Capital Resources" elsewhere herein.

         Gas Contract Issues. As discussed in the Company's 1996 Report on Form 10-K, the Company is a party to certain claims involving, and has certain commitments under, its gas purchase contracts. The nature of the Company's natural gas marketing business is such that, in general, and particularly during periods of production interruptions, delivery curtailments and shortages of pipeline capacity, disputes arise as to compliance with terms of purchase/delivery commitments and related pricing provisions. While certain of these disputes are not resolved for extended periods of time, the Company believes that it has adequately reserved for any such amounts in dispute which may ultimately not be resolved in its favor.

         Credit Risk and Off-Balance-Sheet Risk. As discussed in the Company's 1996 Report on Form 10-K, the Company has off-balance-sheet risk as a result of
(1) its interest rate swaps, see "Net Cash Flows from Financing Activities" elsewhere herein and (2) its natural gas risk management activities, see "Energy Marketing and Gathering" under "Material Changes in the Results of Operations" elsewhere herein.

         Litigation. The Company is a party to litigation which arises in the normal course of business, see "Legal Proceedings" elsewhere herein.

         Environmental. As more fully described in the Company's 1996 Report on Form 10-K, the Company is currently working with the Minnesota Pollution Control Agency regarding the remediation of several sites on which gas was manufactured from the late 1800's to approximately 1960. The Company has made an accrual for its estimate of the costs of remediation (undiscounted and without regard to potential third-party recoveries) and, based upon discussions to date and prior decisions by regulators in the relevant jurisdictions, the Company continues to believe that it will be allowed substantial recovery of these costs through its regulated rates.

         In addition, the Company has identified sites with possible mercury contamination based on the type of facilities located on these sites. The Company has not confirmed the existence of contamination at these sites, nor has any federal, state or local governmental agency imposed on the Company an obligation to investigate or remediate existing or potential mercury contamination. To the extent that any compliance costs are ultimately identified and quantified, the Company will provide an appropriate accrual and, to the extent justified based on the circumstances within each of the Company's regulatory jurisdictions, set up regulatory assets in anticipation of recovery through the ratemaking process.

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

                           Part II. Other Information

Item 1. Legal Proceedings

         On August 14, 1996, an action styled Shaw vs. NorAm Energy Corp., et al. was filed in the District Court of Harris County, Texas by a purported NorAm stockholder against the Company, certain of its officers and directors and Houston Industries to enjoin the merger between the Company and Houston Industries (see Note B) or to rescind such merger and/or to recover damages in the event that the Transaction is consummated. The complaint alleges, among other things, that the merger consideration is inadequate, the Company's Board of Directors breached its fiduciary duties and that Houston Industries aided and abetted such breaches of fiduciary duties. In addition, the plaintiff seeks certification as a class action. The Company believes that the claims are without merit and intends to vigorously defend against the lawsuit. Management believes that the effect on the Company's results of operations, financial position or cash flows, if any, from the disposition of this matter will not be material.

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





Dated:   May 13, 1997